Form 10-Q
period 2021-09-30
Target Global Acquisition I Corp.
filed 2022-01-24
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

TARGET GLOBAL ACQUISITION I CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41135	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

PO Box 1093, Boundary Hall Cricket Square, Grand Cayman KY1-1102, Cayman Islands		KY1-1102
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including
area
code: +1 345 814 5772
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	TGAA	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TGAAW	The Nasdaq Global Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TGAAU	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):     Yes  ☒    No  ☐
As of January 24, 2022, there were 21,489,658 shares of the Class A ordinary shares, $0.0001 par value, and 5,372,415 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

TARGET GLOBAL ACQUISITION I CORP.

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statement of Cash Flows for the period from February 2, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	21
Part II. Other Information		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Part III. Signatures		24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets
Deferred offering costs	$662,336

Total Assets	$662,336

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$620,702
Promissory note – related party	26,706

Total current liabilities	647,408

Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	24,281
Accumulated deficit	(10,072)

Total S hareholders’ equity	14,928

Total Liabilities and Shareholders’ Equity	$662,336

(1)
This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellation (see Notes 5 and
8). On December 29, 2021, the underwriters partially exercised their over-allotment option and purchased 1,489,658 additional units from the Company. In connection therewith, 377,585 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,372,415 (see Notes 1 and 5).

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the Period from February 2, 2021 (Inception) through September 30, 2021
Formation cost s	$—	$10,072

Net loss	$—	$(10,072)

Basic and diluted weighted average Class B shares outstanding (1)	6,250,000	6,250,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)	Excluding 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of February 2, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to an affiliate of Sponsor (and subsequently transferred to Sponsor)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(10,072)	(10,072)

Balance as of September 30, 2021 (unaudited)	7,187,500	$719	$24,281	$(10,072)	$14,928

(1)
This number includes up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellation (see Notes 5 and
8). On December 29, 2021, the underwriters partially exercised their over-allotment option and purchased 1,489,658 additional units from the Company. In connection therewith, 377,585 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,372,415 (see Notes 1 and 5).

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:	$(10,072)
Net loss
Formation cost paid by related party	10,072

Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—

Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$14,928

Deferred offering costs paid by the Sponsor under the promissory note	$26,706

Deferred offering costs included in accrued offerings costs and expenses	$620,702

TARGET GLOBAL ACQUISITION I CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Business Operation and Liquidity
Target Global Acquisition I Corp (the “Company”) is blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on December 8, 2021 (the “Effective Date”). On December 13, 2021, the Company’s consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”). Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,666,667 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement.
Transaction costs amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs. In addition, $2,000,000 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.
On December 29, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,489,658 units, generating an aggregate of gross proceeds of $14,598,648.40.
Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the sale of an additional 397,242 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $595,863.20, which is discussed in Note 5.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
Following the closing of the IPO on December 13, 2021, and closing of the over-allotment option on December 29, 2021, a total of
$219,194,511.60 ($10.20

per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial business combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.
The Company will have until 18 months from the closing of the IPO to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline.
Liquidity and Capital Resources
As of September 30, 2021, the Company had no cash and working capital deficit of $647,408.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of September 30, 2021, the Company had $26,706 in borrowing outstanding under the promissory note. As of December 13, 2021, the Company had $42,156 in borrowing outstanding under the promissory note. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company has alleviated the substantial doubt about its ability to continue as a Going Concern and that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 2, 2021 (inception) to September 30, 2021 as filed with the SEC on December 9, 2021, and the Company’s report on Form
8-K,
which contains the Company’s audited balance sheet and notes thereto as of December 13, 2021, as filed with the SEC on December 21, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.
Use of Estimates
The preparation of this financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2021.
Deferred Offering Costs
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC
340-10-S99-1.
Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. The Company incurred offering costs amounting to $12,535,264 as a result of the Initial Public Offering consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs. Upon completion of the IPO, these costs were allocated to Shareholders’ Equity.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 20,000,000

Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share-Based Compensation
The Company adopted ASC Topic 718, Compensation – Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for
services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the consolidated statement of operations.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to fair value of the warrants and then the Class A ordinary shares.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) 2020-06, Debt
— Debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40) (“ASU 2020-06”) to
simplify accounting for certain financial instruments.
ASU 2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted method
for all convertible instruments.
ASU 2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company will apply ASU 2020-06 beginning from January 1, 2022, and does expect it to have any material impact on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.
Note 3 — Initial Public Offering
On December 13, 2021, the Company consummated its IPO of 20,000,000 Units. Each Unit was sold at a price of $10.00 and consists of one Class A ordinary share and one-third of
one redeemabl
e
warrant.
On December 27, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,489,658 Units, generating aggregate additional gross proceeds of $14,598,648.40
. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Following the closing of the IPO and the partial exercise of the over-allotment by the underwriters on December 13, 2021, $219,194,511.60 ($10.20 pe
r
Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Units, was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 6,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Warrant, or $10,000,000 in the aggregate, in a private placement.
The Private Placement Warrants will be identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

The Private Placement Warrants will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. If the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, the Private Placement Warrants will expire
worthless.
Note 5 — Related Party Transactions
Founder Shares
On February 8, 2021, an affiliate of the Sponsor paid $25,000, to cover certain offering and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), which Founder Shares were subsequently transferred to the Sponsor for consideration of $25,000. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect this. Up to 937,500

Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On December 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,489,658 Units. In connection therewith, the Sponsor surrendered to the Company for cancellation, 377,585 Class B ordinary shares. Prior to the completion of the Company’s initial public offering, the Sponsor transferred
25,000 Founder Shares (par value $0.0001) to each of the independent directors and 100,000 Founder Shares (par value $0.0001) to each of the Company’s CEO Shmuel Chafets and the Company’s Chairman Dr. Gerhard Cromme. In addition, in November 2021, the Sponsor transferred 25,000 Founder Shares (par value $0.0001) to the Company’s CFO Heiko Dimmerling.
The Sponsor has agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

•
50% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the completion of the initial Business combination;

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $11.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination; and

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $13.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination.

Promissory Note — Related Party
On February 19, 2021, the Sponsor agreed, under a promissory note, to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. Any loans under the promissory note are non-interest bearing,
unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. Any loans under the promissory note will be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2021, the Company had $26,706 in borrowings under the promissory note. As of December 13, 2021, the Company had $42,156 in borrowing outstanding under the promissory note.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on a non-interest basis.
If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans.

In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $2,000,000, or $2,300,000 if the underwriters’ overallotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing,
unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete a Business Combination.
Administrative Service Fee
Commencing on December 9, 2021, the Company
will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 6 — Commitments & Contingencies
Registration Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Forward Purchase Agreements
On November 8, 2021, the Company entered into two forward purchase agreements with an affiliate of its sponsor (the “FPA Purchaser”), pursuant to which the FPA Purchaser agreed to purchase (1) an aggregate of 2,500,000 Class A ordinary shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 Class A ordinary shares for $10.00 per share (the “additional forward purchase shares”, and together with the firm forward purchase shares, the “forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case, in a private placement that may close simultaneously with the closing of its initial Business Combination. The FPA Purchaser will purchase that number of additional forward purchase shares, if any, that the Company expects will result in gross proceeds to the

Company necessary to enable it to consummate its initial Business Combination and pay related fees and expenses, after first applying amounts available to it from the trust account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares) and any other financing source obtained by the Company for such purpose at or prior to the consummation of its initial Business Combination, plus any additional amounts mutually agreed by the Company and the FPA Purchaser to be retained by the post-Business Combination company for working capital or other purposes. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including in the case of the additional forward purchase shares a requirement, among other things, that such initial Business Combination is reasonably acceptable to the FPA Purchaser.
The forward purchase agreements also provide that the FPA Purchaser will be entitled to certain registration rights with respect to its forward purchase shares. The FPA Purchaser’s commitment to purchase securities pursuant to the forward purchase agreements is intended to provide the Company with a minimum funding level for its initial Business Combination. The proceeds from the sale of the forward purchase shares, if any, may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the Company’s initial Business Combination or for working capital in the post-transaction company. Subject to the conditions in the forward purchase agreements, the purchase of the forward purchase shares will be a binding obligation of the FPA Purchaser, regardless of whether any shares of Class A ordinary shares are redeemed by the Company’s public shareholders in connection with its initial Business Combination.
Underwriting Agreement
The underwriters have
a 45-day option
from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. This option has been assessed a value of $510,000 based on a Black-Scholes model. This amount has been included in the balance sheet as “Over-allotment option liability”. The underwriters were paid underwriting commission of $0.20 per unit, or $4,000,000 in the aggregate, upon the closing of the IPO. In addition, $7,000,000 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Shareholders’ Equity
Preference shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2021 and February 8, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 937,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject
to adjustment
for share sub-divisions, share capitalizations,
reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, or forward purchase shares, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder hares will never occur on a less than one-for-one basis.
Warrants
 — Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment.
The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account.
The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A ordinary shares underlying such Unit.
The Company is not registering the shares of Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed; provided that, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of public warrants
Once the warrants become exercisable, the Company may redeem the public warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the public warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the public warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the public warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the public warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the trust account, holders of public warrants will not receive any of such funds with respect to their public warrants, nor will they receive any distribution from the Company’s assets held outside of the trust account with respect to such public warrants. Accordingly, the public warrants may expire worthless.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants will be identical to the public warrants underlying the Units being sold in the IPO, except that (x) the Private Placement Warrants will not be transferable, assignable or salable and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, in each case subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable and
(z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights.
The Company will account for 13,333,334 warrants to be issued in connection with the IPO (including 6,666,666 Public Warrants and 6,666,667 Private Placement Warrants) in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Forward Purchase Agreements
The Company has entered into two forward purchase agreements with Target Global Selected Opportunities, LLC Series Selenium (the “FPA Purchaser”), pursuant to which the FPA Purchaser agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination. The FPA Purchaser is indirectly controlled by TG, which in turn is a controlling affiliate of the Sponsor. The FPA Purchaser will purchase that number of additional forward purchase shares, if any, that the Company expects will result in gross proceeds necessary to enable it to consummate the Business Combination and pay related fees and expenses, after first applying amounts available from the trust account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares) and any other financing source obtained for such purpose at or prior to the consummation of the Business Combination, plus any additional amounts mutually agreed by the Company and the FPA Purchaser to be retained by the post-business combination company for working capital or other purposes. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including in the case of the additional forward purchase shares a requirement, among other things, that such Business Combination is reasonably acceptable to the FPA Purchaser.
The forward purchase shares will not be issued until completion of the Business Combination and, accordingly, will not be entitled to vote in any shareholder vote until immediately after the Business Combination has been completed.
The forward purchase agreements will also provide that the FPA Purchaser will be entitled to certain registration rights with respect to its forward purchase shares. The FPA Purchaser’s commitment to purchase securities pursuant to the forward purchase agreements is intended to provide the Company with a minimum funding level for the Business Combination. The proceeds from the sale of the forward purchase shares, if any, may be used as part of the consideration to the sellers in the Business Combination, expenses in connection with the Business Combination or for working capital in the post-transaction company. Subject to the conditions in the forward purchase agreements, the purchase of the forward purchase shares will be a binding obligation of the FPA Purchaser, regardless of whether any shares of Class A ordinary shares are redeemed by the Company’s public shareholders in connection with the Business Combination.
Note 8 — Subsequent Events
On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellation.
On December 13, 2021, the Company consummated its IPO of 20,000,000 Units at a price of $10.00 generating gross proceeds of $200,000,000.
On December 13, 20121, simultaneous with the consummation of the IPO, the Company consummated the private placement of 6,666,667 warrants to the Sponsor at a price of $1.50 per Private Placement Warrant and generated gross proceeds of $10,000,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Target Global Acquisition I Corp.,” “our,” “us” or “we” refer to Target Global Acquisition I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview
We are a blank check company incorporated on February 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
Our sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares (the “Sponsor”). The registration statement for our initial public offering was declared effective on December 8, 2021. On December 13, 2021, we commenced our initial public offering (the “Initial Public Offering”) of 20,000,000 units at $10.00 per unit. Transaction costs related to the IPO amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs.
Simultaneously with the consummation of the IPO, we consummated the private placement of 6,666,667 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement warrants in connection with the IPO generated gross proceeds of $10,000,000.
On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,598,648.40.
Upon the closing of the IPO on December 13, 2021, and the partial over-allotment on December 29, 2021, a total of $219,194,511.60 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of this offering if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate the initial Business Combination. If we have not consummated an initial Business Combination within Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within Combination Period.

Liquidity and Capital Resources
Prior to the completion of the initial public offering, we lacked the liquidity needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. We have since completed our Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since re-evaluated
our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year form the date the financial statements are issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
As of September 30, 2021, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 2, 2021 (inception) to September 30, 2021, we had net loss of approximately $10,072, which consisted of formation and operating costs.
Contractual Obligations
We have an agreement to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on December 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
Office Space, Secretarial and Administrative Services
Commencing on December 9, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination.

Registration Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and extension loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters had a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.
The underwriters were paid underwriting commission of $0.20 per unit, or $4,000,000 in aggregate, upon the closing of the IPO. In addition, $7,000,000 is payable to the underwriters for deferred underwriting commissions. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreements
We have entered into two forward purchase agreements with Target Global Selected Opportunities, LLC Series Selenium (the “FPA Purchaser”), pursuant to which the FPA Purchaser agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination.
Critical Accounting Policies
Deferred Offering Costs
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC
340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Upon closing of the IPO on December 13, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. We incurred offering costs amounting to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs.
Ordinary Shares Subject to Possible Redemption
We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 20,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Inflation
We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual results to differ materially from those in this report include the risk factors described in the Company’s final prospectus for its IPO filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 2, 2021, we issued 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to our Sponsor for $25,000, or approximately $0.003 per share, to cover certain offering costs in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On December 13, 2021, we consummated the sale of 20,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 6,666,667 warrants at a price of $1.50 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $10,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Concurrently with the closing of the IPO, a total of $204,000,000, comprised of $196,000,000 of the net proceeds from the IPO, including $7,000,000 of the underwriters’ deferred discount, and $8,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.
On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,598,648.40. Transaction costs associated with the underwriters’ partial exercise of their over-allotment option amounted to $297,931.6 of underwriting fees, excluding $521,380.3 in deferred underwriting fees. A total of $15,194,511.60 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $219,194,511.60.
There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TARGET GLOBAL ACQUISITION I CORP.

Date: January 24, 2022	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer