Form 10-Q
period 2022-03-31
Target Global Acquisition I Corp.
filed 2022-05-16
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 13, 2022, there

were
21,489,658
shares of the Class A ordinary shares, $0.0001 par value, and
5,372,415
shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

TARGET GLOBAL ACQUISITION I CORP.

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three months ended March 31, 2022 (Unaudited) and for the period from February 2, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 (Unaudited) and for the period from February 2, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (Unaudited) and for the period from February 2, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Part III. Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current assets:
Cash	$798,326	$1,006,074
Prepaid expenses	297,155	200,478

Total current assets	1,095,481	1,206,552
Prepaid expenses, non-current	44,365	163,973
Investment held in Trust Account	219,261,517	219,204,052

Total assets	$220,401,363	$220,574,577

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$813,010	$502,745
Due to related party	37,419	7,419
Promissory Note—Related Party	—	42,156
Over-allotment liability	—	30,207

Total current liabilities	850,429	582,527
Deferred underwriting commissions	7,521,380	7,521,380

Total liabilities	8,371,809	8,103,907

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,489,658 shares at redemption value of $10.20 at March 31, 2022 and December 31, 2021	219,194,512	219,194,512
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 21,489,658 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,372,415 shares issued and outstanding at March 31, 2022 and December 31, 2021	537	537
Accumulated deficit	(7,165,495)	(6,724,379)

Total shareholders’ deficit	(7,164,958)	(6,723,842)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$220,401,363	$220,574,577

The accompanying notes are an integral part of these condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 2, 2021 (inception) through March 31, 2021
General and administrative expenses	$528,788	$8,663

Loss from operations	(528,788)	(8,663)

Other income
Trust interest income	57,465	—
Change in fair value of overallotment liability	30,207	—

Total other income	87,672	—

Net loss	$(441,116)	$(8,663)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,489,658	(0.00)

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)	$(0.00)

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	6,250,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM
FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	21,489,658	$219,194,512	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Net lo s s	—	—	—	—	—	(441,116)	(441,116)

Balance as of March 31, 2022	21,489,658	$219,194,512	5,372,415	$537	$—	$(7,165,495)	$(7,164,958)

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of February 2, 2021 (inception)	21,489,658	$219,194,512	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor			5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(8,663)	(8,663)

Balance as of March 31, 2021	21,489,658	$219,194,512	5,750,000	$575	$24,425	$(8,663)	$(16,337)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from February 2, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(441,116)	$(8,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(57,465)	—
Change in fair value of overallotment liability	(30,207)	—
Changes in operating assets and liabilities:
Prepaid expenses	22,931	—
Accounts payable and accrued expenses	310,265	8,663
Due to related party	30,000	—

Net cash used in operating activities	(165,592)	—

Cash flow from a financing activity:
Payment of promissory note—related party	(42,156)	—

Net cash used by a financing activity	(42,156)	—

Net change in cash	(207,748)	—
Cash, beginning of the period	1,006,074	—

Cash, end of the period	$798,326	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	25,000

Deferred offering costs included in accounts payable and accrued expenses	$—	871,918

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering (the “IPO”).
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
The Company will have until 18 months from the closing of the IPO to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination
(the “Combination Period”)).
 In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline.
Liquidity and Capital Resources
As of March 31, 2022, the Company had cash outside the Trust Account of $798,326, available for working capital needs, and working capital of approximately $245,052.

Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of March 31, 2022, the Company had no outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Risks and Uncertainties
Management is continuing to evaluate the impact of

the COVID-19 pandemic,

rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K,
which contains the audited financial statements and notes thereto for the period from February 2, 2021 (inception) through December 31, 2021 as filed with the SEC on April 14, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being
required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $798,326 and $1,006,074 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities (matures June 16, 2022)	$219,261,517	$—	$(141,635)	$219,119,882

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (matures June 16, 2022)	$219,204,052	$—	$(24,956)	$219,179,096
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

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
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of
Offering.”
Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $12,964,576 as a result of the Initial Public Offering consisting of $4,297,932 of underwriting commissions, $7,521,380 of deferred underwriting commissions, and $1,145,264 of other offering costs.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The basic and diluted loss per ordinary share is calculated as follows:

	For the three months ended March 31, 2022	For the period from February 2, 2022 (inception) through March 31, 2021
Class A ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(352,893)	$—
Denominator:
Weighted Average Class A ordinary shares subject to possible redemption, basic and diluted	21,489,658	—

Basic and Diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)	$—

Class B non-redeemable ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares	$(88,223)	$(8,663)
Denominator:
Weighted Average Class B ordinary shares, basic and dilute d	5,372,415	6,250,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	(0.00)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Share-Based Compensation
The Company adopted ASC Topic 718, Compensation – Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending
on the nature of the services provided in the statements of operations.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) 020-06,
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
for all convertible instruments.
ASU 2020-06 is
effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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

Note 5 — Related Party Transactions
Founder Shares
On February 8, 2021, an affiliate of the Sponsor paid $
25,000
, to cover certain offering and formation costs in consideration for
7,187,500
 Class B ordinary shares, par value $
0.0001
 (the “Founder Shares”), which Founder Shares were subsequently transferred to the Sponsor for consideration of $
25,000
. On November 8, 2021,
1,437,500
Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from
7,187,500
 shares to
5,750,000
 shares. All amounts have been retroactively restated to reflect this. Up to 750,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On December 29, 2021,
377,585
Founder Shares were forfeited as a result of underwriter’s partial exercise of its over-allotment option. On January 27, 2022, the over-allotment option expired. As a result, the Founder Shares are no longer subject to forfeiture.
Prior to the completion of the IPO, the Sponsor transferred
300,000
 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the
300,000
 shares granted to the Company’s directors, and executives was $
1,926,000
 or $
6.42
 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no
 stock-based compensation expense has been recognized.
The Sponsor has agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

•
50
% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the completion of the initial Business combination;

•
25
% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $
11.50
 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any
20
 trading days within any
30-trading
day period commencing at least
150
 days after the initial Business Combination; and

•
25
% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $
13.00
 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any
20
 trading days within
any 30-trading
day period commencing at least
150
 days after the initial Business Combination.

Promissory Note — Related Party
On February 19, 2021, the Sponsor agreed, under a promissory note, to loan the Company up to $
500,000
 to be used for a portion of the expenses of the IPO. Any loans under the promissory note are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the IPO. The loans under the promissory note were repaid upon the closing of the IPO out of the $
1,000,000
 of offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2022 and December 31, 2021, the Company had $
0
and $
42,156
in borrowings under the promissory note, respectively.
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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $
1,500,000
 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $
1.50
 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $
2,000,000
, or $
2,300,000
 if the underwriters’ overallotment option is exercised in full ($
0.10
 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $
1.50
 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete a Business Combination.
Administrative Service Fee
The Company pays Sponsor $
10,000
 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, the Company accrued $
37,419
and $
7,419
 in due to related party for the administrative support services.
Note 6 — Commitments & Contingencies
Registration Rights
The holders of the Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
The underwriters have a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. This option has been assessed a value of $120,000 based on a Black-Scholes model. This amount has been included in the balance sheets as “Over-allotment option liability.”
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
Note 7 — Shareholders’ Deficit
Preference shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares outstanding (excluding 21,489,658 Class A ordinary shares subject to possible redemption which have been issued).

Class
 B ordinary shares
— The Company i
s authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2022 and December 31, 2021, there were 5,372,415 Class B ordinary shares outstanding.
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
Forward Purchase Agreements
The Company entered into two forward purchase agreements (the “Forward Purchase Agreements”) with Target Global Selected Opportunities, LLC - Series Selenium (“TGSO Series Selenium”) on November 8, 2021, pursuant to which TGSO Series Selenium agreed to purchase (1) an aggregate of
2,500,000 forward
purchase shares for
$10.00 per
share (the “firm forward purchase shares”), or an aggregate amount of
$25,000,000 and
(2) in

addition, an aggregate of up
to 2,500,000 forward
purchase shares for
$10.00 per
share (the “additional forward purchase shares”), or an aggregate maximum amount of up to
$25,000,000,
in each case in a private placement that may close simultaneously with the closing of the Business Combination. On May 11, 2022, all of TGSO Series Selenium’s rights and obligations under the Forward Purchase Agreements (including the obligation to purchase the Forward Purchase Shares) were transferred in full to Target Global Selected Opportunities, LLC - Series Selenium 3 (the “FPA Purchaser”) in accordance with Section 4(c) of the Forward Purchase Agreements. The FPA Purchaser is indirectly controlled by TG, which in turn is a controlling affiliate of the Sponsor. The FPA Purchaser will purchase that number of additional forward purchase shares, if any, that the Company expects will result in gross proceeds necessary to enable it to consummate the Business Combination and pay related fees and expenses, after first applying amounts available from the trust account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares) and any other financing source obtained for such purpose at or prior to the consummation of the Business Combination, plus any additional amounts mutually agreed by the Company and the FPA Purchaser to be retained by the post-business combination company for working capital or other purposes. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including in the case of the additional forward purchase shares a requirement, among other things, that such Business Combination is reasonably acceptable to the FPA Purchaser.

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
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements was issued. Based on this, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Target Global Acquisition I Corp.,” “our,” “us” or “we” refer to Target Global Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Our sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares (the “Sponsor”). The registration statement for our initial public offering was declared effective on December 8, 2021. On December 13, 2021, we commenced our initial public offering (the “IPO”) of 20,000,000 units at $10.00 per unit. Transaction costs related to the IPO amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs.
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
Upon the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,511.60 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.
Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate the initial Business Combination. If we have not consummated an initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of (ii) and (iii) above, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period.
Liquidity and Capital Resources
As of March 31, 2022, we had cash outside the Trust Account of $798,326, available for working capital needs, and working capital of $245,052. Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
Our liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of March 31, 2022, we had no outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $441,116, which consisted of general and administrative expenses of approximately $528,788, offset by the income from investments held in the Trust Account and operating account of approximately $57,465 and change in fair value of overallotment liability of approximately $30,207.
For the period from February 2, 2021 (inception) through March 31, 2021, we had net loss of $8,663, all of which consisted of general and administrative expenses.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
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
Underwriting Agreement
The underwriters had a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,598,648.
The underwriters were paid underwriting commission of $0.20 per unit, or $4,000,000 in aggregate, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $297,932 for an aggregate of $4,297,932 in underwriting commissions related to the IPO and over-allotment.
In addition, $7,000,000 is payable to the underwriters for deferred underwriting commissions. Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $521,380 for an aggregate of $7,521,380 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreements
We entered into two forward purchase agreements (the “Forward Purchase Agreements”) with Target Global Selected Opportunities, LLC – Series Selenium (“TGSO Series Selenium”) on November 8, 2021, pursuant to which TGSO Series Selenium agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination. On May 11, 2022, all of TGSO Series Selenium’s rights and obligations under the Forward Purchase Agreements (including the obligation to purchase the Forward Purchase Shares) were transferred in full to Target Global Selected Opportunities, LLC – Series Selenium 3 (the “FPA Purchaser”) in accordance with Section 4(c) of the Forward Purchase Agreements.
Critical Accounting Policies
Offering Costs Associated with IPO
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC
340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Upon closing of the IPO on December 13, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. We incurred offering costs amounting to $12,964,576 as a result of the Initial Public Offering consisting of $4,297,932 of underwriting commissions, $7,521,380 of deferred underwriting commissions, and $1,145,264 of other offering costs.
Ordinary Shares Subject to Possible Redemption
We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06,
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
for all convertible instruments.
ASU 2020-06 is
effective year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
As previously disclosed in the form 10-K for year ended December 31, 2021, the Company had identified a material weakness in its internal controls over financial reporting related to accounting for complex financial instruments as of December 31, 2022.
To remediate the identified material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting instruments.
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, except the material weakness related to complex accounting instruments as described above, during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
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
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in the Prospectus or the Annual Report for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TARGET GLOBAL ACQUISITION I CORP.

Date: May 13, 2022	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer

	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Financial Officer