Form 10-Q
period 2022-06-30
Target Global Acquisition I Corp.
filed 2022-07-29
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of
July 29,
 2022
, there were
21,489,658
shares of the Class A ordinary shares, $0.0001 par value, and
5,372,415
shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

TARGET GLOBAL ACQUISITION I CORP.

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 2, 2021 (inception) through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	20
Part II. Other Information		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	22
Item 6.	Exhibits	22
Part III. Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current assets:
Cash	$416,816	$1,006,074
Prepaid expenses	254,423	200,478

Total current assets	671,239	1,206,552
Prepaid expenses, non-current	—	163,973
Investment held in Trust Account	219,421,518	219,204,052

Total assets	$220,092,757	$220,574,577

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$570,059	$502,745
Due to related party	67,419	7,419
Promissory Note—Related Party	—	42,156
Over-allotment liability	—	30,207

Total current liabilities	637,478	582,527
Deferred underwriting commissions	7,521,380	7,521,380

Total liabilities	8,158,858	8,103,907

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,489,658 shares at redemption value of $10.21 and $10.20 at June 30, 2022 and December 31, 2021 , respectively	219,421,517	219,194,512
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 21,489,658 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,372,415 shares issued and outstanding at June 30, 2022 and December 31, 2021	537	537
Accumulated deficit	(7,488,155)	(6,724,379)

Total Shareholders’ Deficit	(7,487,618)	(6,723,842)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$220,092,757	$220,574,577

The accompanying notes are an integral part of these condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period from February 2, 2021 (inception) through June 30, 2021
	2022	2021
General and administrative expenses	$255,656	$1,409	$784,444	$10,072

Loss from operations	(255,656)	(1,409)	(784,444)	(10,072)

Other income
Interest income on investment held in Trust Account	160,001	—	217,466	—
Change in fair value of overallotment liability	—	—	30,207	—

T otal other income	160,001	—	247,673	—

Net loss	$(95,655)	$(1,409)	$(536,771)	$(10,072)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,489,658	—	21,489,658	—

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.00)	$—	$(0.02)	$—

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	6,250,000	5,372,415	6,250,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR
THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	21,489,658	$219,194,512	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Net loss	—	—	—	—	—	(441,116)	(441,116)

Balance as of March 31, 2022	21,489,658	$219,194,512	5,372,415	$537	$—	$(7,165,495)	$(7,164,958)
Accretion for Class A Common Stock to redemption value		227,005				(227,005)	(227,005)
Net loss	—	—	—	—	—	(95,655)	(95,655)

Balance as of June 30, 2022	21,489,658	$219,421,517	5,372,415	$537	$—	$(7,488,155)	$(7,487,618)

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of February 2, 2021 (inception)	21,489,658	$219,194,512	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(8,663)	(8,663)

Balance as of March 31, 2021	21,489,658	$219,194,512	5,750,000	$575	$24,425	$(8,663)	$16,337
Net loss	—	—	—	—	—	(1,409)	(1,409)

Balance as of June 30, 2021	21,489,658	$219,194,512	5,750,000	$575	$24,425	$(10,072)	$14,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from February 2, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(536,771)	$(10,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	8,663
Interest earned on investment held in Trust Account	(217,466)	—
Change in fair value of overallotment liability	(30,207)	—
Changes in operating assets and liabilities:
Prepaid expenses	110,028	—
Accounts payable and accrued expenses	67,314	1,409
Due to related party	60,000	—

Net cash used in operating activities	(547,102)	—

Cash flow from a financing activity:
Payment of promissory note—related party	(42,156)	—

Net cash used by a financing activity	(42,156)	—

Net change in cash	(589,258)	—
Cash, beginning of the period	1,006,074	—

Cash, end of the period	$416,816	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accounts payable and accrued expenses	$—	$911,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Business Operation and Going Concern
Target Global Acquisition I Corp (the “Company”) is
 a
blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income on investment held in trust account from the proceeds derived from the Initial Public Offering (the “IPO”).
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
Liquid
ity and Capital Resources
As of June 30, 2022, the Company had cash outside the Trust Account of
$416,816
, available for working capital needs, and working capital of approximately
$33,761
.
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
The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of June 30, 2022, the Company had no outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes th
at the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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
which contains the audited financial statements and notes thereto for the period from February 2, 2021 (inception) through December 31, 2021 as filed with the SEC on April 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had
$416,816
 a
nd $1,006,074 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022

U.S. Treasury Securities (matures August 16, 2022 )	$219,421,518	$—	$(5,543)	$219,415,975

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities ( matured June 16, 2022 )	$219,204,052	$—	$(24,956)	$219,179,096
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit
. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly,
21,489,658
 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’
deficit
section of the Company’s balance sheets.
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
capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$214,896,580
Less:
Proceeds allocated to Public Warrants	(2,865,288)
Class A ordinary shares issuance costs	(12,738,617)
Plus:
Remeasurement of carrying value to redemption value	20,128,842

Class A ordinary shares subject to possible redemption	$219,421,517

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
Net Loss
Per Share
Net loss
per share is computed by dividing net
loss
by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At June 30, 2022 and December 31, 2021, the Company
did not have
any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss
per share is the same as basic
loss
per share for the period presented.

The basic and diluted loss per ordinary share is calculated as follows:

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period from February 2, 2021 (inception) through June 30, 2021
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(76,524)	$—	$(429,417)	$—
Denominator:
Weighted Average Class A ordinary shares subject to possible redemption, basic and diluted	21,489,658	—	21,489,658	—

Basic and Diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.00)	$—	$(0.02)	$—

Class B non-redeemable ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares	$(19,131)	$(1,409)	$(107,354)	$(10,072)
Denominator:
Weighted Average Class B ordinary shares, basic and diluted	5,372,415	6,250,000	5,372,415	6,250,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)	$(0.02)	$(0.00)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
for all convertible instruments.
ASU 2020-06 is
effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. The adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022 and December 31, 2021, the Company ha
s not yet
entere
d into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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

Promissory Note — Related Party
On February 19, 2021, the Sponsor agreed, under a promissory note, to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. Any loans under the promissory note are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the IPO. The loans under the promissory note were repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2022 and December 31, 2021, the Company h
ad $0
and $42,156 in borrowings under the promissory note, respectively.
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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Compan
y
had no borrowings
un
der the Working Capital Loans.
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
Administrative Service Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, the Company had
acc
rued $67,419
and $7,419 in du
e to related party for the administrative support services.
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
Note 7 — Sharehold
ers’ Deficit
Preference shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no
Class A ordinary shares outstanding (excluding
21,489,658
 Class A ordinary shares subject to possible redemption which have been issued).
Class
 B ordinary shares
— The Company is authorized to issue 50,000,000 Class B ordinary s hares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2022 and December 31, 2021, there were
5,372,415

Class B ordinary shares outstanding.
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

Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
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
Upon the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Liquidity and Capital Resources
As of June 30, 2022, we had cash outside the Trust Account of $416,816, available for working capital needs, and working capital of $33,761. Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
Our liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of June 30, 2022, we had no outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on investment held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net loss of $95,655, which consisted of general and administrative expenses of $255,656, offset by the income from investments held in the Trust Account and operating account of $160,001.

For the six months ended June 30, 2022, we had net loss of $536,771, which consisted of general and administrative expenses of $784,444, offset by the income from investments held in the Trust Account and operating account of $217,466 and change in fair value of overallotment liability of approximately $30,207.
For the three months ended June 30, 2021, we had net loss of $1,409, all of which consisted of general and administrative expenses.
For the period from February 2, 2021 (inception) through June 30, 2021, we had net loss of $10,072, all of which consisted of general and administrative expenses.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Office Space, Secretarial and Administrative Services
Commencing on December 9, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $30,000 and $60,000 of administrative support fees for three and six months ended June 30, 2022, respectively.
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
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have any off-balance
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
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, except the material weakness related to complex accounting instruments as described above, during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGET GLOBAL ACQUISITION I CORP.

Date: July 29, 2022	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer

	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Financial Officer