Form 10-Q
period 2022-09-30
Target Global Acquisition I Corp.
filed 2022-11-09
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TARGET GLOBAL ACQUISITION I CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41135	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. E mploye r Identification No.)

PO Box 1093, Boundary Hall Cricket Square, Grand Cayman KY1-1102, Cayman Islands	KY1-1102
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
As of November
9,
2022, there were
21,489,658 shares of the Class A ordinary shares, $0.0001 par value, and 5,372,415 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

TARGET GLOBAL ACQUISITION I CORP.

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 2, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	20
Part II. Other Information		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	22
Item 6.	Exhibits	22
Part III. Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$308,369	$1,006,074
Prepaid expenses	180,028	200,478

Total current assets	488,397	1,206,552
Prepaid expenses, non-current	—	163,973
Investment held in Trust Account	220,381,467	219,204,052

Total assets	$220,869,864	$220,574,577

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$638,458	$502,745
Due to related party	97,419	7,419
Promissory Note—Related Party	—	42,156
Over-allotment liability	—	30,207

Total current liabilities	735,877	582,527
Deferred underwriting commissions	7,521,380	7,521,380

Total liabilities	8,257,257	8,103,907

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,489,658 shares at redemption value of $10.26 and $10.20 at September 30, 2022 and December 31, 2021, respectively	220,381,466	219,194,512
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 21,489,658 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,372,415 shares issued and outstanding at September 30, 2022 and December 31, 2021	537	537
Accumulated deficit	(7,769,396)	(6,724,379)

Total Shareholders’ Deficit	(7,768,859)	(6,723,842)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$220,869,864	$220,574,577

The accompanying notes are an integral part of these condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 2, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$281,241	$—	$1,065,685	$10,072

Loss from operations	(281,241)	—	(1,065,685)	(10,072)

Other income
Interest income on investment held in Trust Account	959,949	—	1,177,415	—
Change in fair value of overallotment liability	—	—	30,207	—

T otal other income	959,949	—	1,207,622	—

Net income (loss)	$678,708	$—	$141,937	$(10,072)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,489,658	—	21,489,658	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$—	$0.01	$—

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	6,250,000	5,372,415	6,250,000

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.03	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part
of
these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR
THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	21,489,658	$219,194,512	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Accretion for Class A Common Stock to redemption value		227,005				(227,005)	(227,005)
Net loss	—	—	—	—	—	(536,771)	(536,771)

Balance as of June 30, 2022	21,489,658	$219,421,517	5,372,415	$537	$—	$(7,488,155)	$(7,487,618)
Accretion for Class A Common Stock to redemption value		959,949				(959,949)	(959,949)
Net income	—	—	—	—	—	678,708	678,708

Balance as of September 30, 2022	21,489,658	$220,381,466	5,372,415	$537	$—	$(7,769,396)	$(7,768,859)

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of February 2, 2021 (inception)	21,489,658	$219,194,512	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(8,663)	(8,663)

Balance as of June 30, 2021	21,489,658	$219,194,512	5,750,000	$575	$24,425	$(8,663)	$16,337
Net loss	—	—	—	—	—	(1,409)	(1,409)

Balance as of September 30, 2021	21,489,658	$219,194,512	5,750,000	$575	$24,425	$(10,072)	$14,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from February 2, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$141,937	$(10,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor	—	10,072
Interest earned on investment held in Trust Account	(1,177,415)	—
Change in fair value of overallotment liability	(30,207)	—
Changes in operating assets and liabilities:
Prepaid expenses	184,423	—
Accounts payable and accrued expenses	135,713	—
Due to related party	90,000	—

Net cash used in operating activities	(655,549)	—

Cash flow from a financing activity:
Payment of promissory note—related party	(42,156)	—

Net cash used in a financing activity	(42,156)	—

Net change in cash	(697,705)	—
Cash, beginning of the period	1,006,074	—

Cash, end of the period	$308,369	$—

Supplemental disclosure of cash flow information:
Accretion for Class A Common Stock to redemption	$1,186,954	$—

Deferred offering costs paid by the Sponsor under the promissory note	$—	$26,706

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,928

Deferred offering costs included in accounts payable and accrued expenses	$—	$620,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization
 and
Business Operation
Target Global Acquisition I Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income on investment held in trust account from the proceeds derived from the Company’s initial public offering (the “IPO”).
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
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
Liquidity and Capital Resources
As of September 30, 2022, the Company had cash outside the Trust Account of $308,369, available for working capital needs, and working deficit of approximately $247,480.
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
The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of September 30, 2022, the Company had no outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
IR Act indicated that in most cases, interim U.S. federal and state income taxes would not apply to a SPAC incorporated in the Cayman Islands because the Cayman Islands does not impose income taxes.
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
which contains the audited financial statements and notes thereto for the period from February 2, 2021 (inception) through December 31, 2021 as filed with the SEC on April 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $308,369 and $1,006,074 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities Fund	$220,381,467	$—	$—	$220,381,467

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (matured September 16, 2022)	$219,204,052	$—	$(24,956)	$219,179,096
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders ‘deficit section of the Company’s balance sheets.
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
capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$214,896,580
Less:
Proceeds allocated to Public Warrants	(2,865,288)
Class A ordinary shares issuance costs	(12,738,617)
Plus:
Remeasurement of carrying value to redemption value	21,088,791

Class A ordinary shares subject to possible redemption	$220,381,466

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
Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The basic and diluted
income (
loss
)
per ordinary share is calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 2, 2021 (inception) through September 30,
	2022	2021	2022	2021
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$542,966	$—	$113,550	$—
Denominator:
Weighted Average Class A ordinary shares subject to possible redemption, basic and diluted	21,489,658	—	21,489,658	—

Basic and Diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$—	$0.01	$—

Class B non-redeemable ordinary shares
Numerator:
Net income (loss) allocable to Class B ordinary shares	$135,742	$—	$28,387	$(10,072)
Denominator:
Weighted Average Class B ordinary shares, basic and diluted	5,372,415	6,250,000	5,372,415	6,250,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.00)	$0.01	$(0.00)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Debt — Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging — Contracts in Entity’s Own
Equity(Subtopic 815-40)(“ASU 2020-06”)to
simplify accounting for certain financial instruments.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
The Sponsor has agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

•
50% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the completion of the initial Business combination;

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $11.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination; and

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $13.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-tradingday
period commencing at least 150 days after the initial Business Combination.

Promissory Note — Related Party
On February 19, 2021, the Sponsor agreed, under a promissory note, to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. Any loans under the promissory note are non-interest
bearing, unsecured and
have no fixed terms or repayment and can be repaid
at
any time.
The loans under the
 initial
promissory note were repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses.
As of September 30, 2022 and December 31, 2021, the Company had $0 and $42,156 in borrowings under the promissory note, respectively.
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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
Administrative Service Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, the Company had accrued $97,419 and $7,419 in due to related party for the administrative support services.
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
Note 7 — Shareholders’ Deficit
Preference shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares outstanding (excluding 21,489,658 Class A ordinary shares subject to possible redemption which have been issued).
Class
 B ordinary shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2022 and December 31, 2021, there were 5,372,415 Class B ordinary shares outstanding.
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

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
The Private Placement Warrants will be identical to the public warrants underlying the Units being sold in the IPO, except that (x) the Private Placement Warrants will not be transferable, assignable or salable and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, in each case subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable and(z) the
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
Forward Purchase Agreements
The Company entered into two forward purchase agreements (the “Forward Purchase Agreements”) with Target Global Selected Opportunities, LLC - Series Selenium (“TGSO Series Selenium”) on November 8, 2021, pursuant to which TGSO Series Selenium agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination. On May 11, 2022, all of TGSO Series Selenium’s rights and obligations under the Forward Purchase Agreements (including the obligation to purchase the Forward Purchase Shares) were transferred in full to Target Global Selected Opportunities, LLC—Series Selenium 3 (the “FPA Purchaser”) in accordance with Section 4(c) of the Forward Purchase Agreements. The FPA Purchaser is indirectly controlled by TG, which in turn is a controlling affiliate of the Sponsor. The FPA Purchaser will purchase that number of additional forward purchase shares, if any, that the Company expects will result in gross proceeds necessary to enable it to consummate the Business Combination and pay related fees and expenses, after first applying amounts available from the trust account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares) and any other financing source obtained for such purpose at or prior to the consummation of the Business Combination, plus any additional amounts mutually agreed by the Company and the FPA Purchaser to be retained by the post-business combination company for working capital or other purposes. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including in the case of the additional forward purchase shares a requirement, among other things, that such Business Combination is reasonably acceptable to the FPA Purchaser.
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

Note 8 — Fair Value Measurements
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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$220,381,467	$220,381,467	$—	$—

	$220,381,467	$220,381,467	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities	$219,179,096	$219,179,096	$—	$—

	$219,179,096	$219,179,096	$—	$—

Note 9 — Subsequent Events
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

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate the initial Business Combination. If we have not consummated an initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of (ii) and (iii) above, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period.
Liquidity and Capital Resources
As of September 30, 2022, we had cash outside the Trust Account of $308,369, available for working capital needs, and working deficit of $247,480. Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
Our liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of September 30, 2022, we had no outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Results of Operations
As of September 30, 2022, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on investment held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2022, we had net income of $678,708, which consisted of income from investments held in the Trust Account and operating account of $959,949, offset by general and administrative expenses of $281,241.

For the nine months ended September 30, 2022, we had net income of $141,937, which consisted of income from investments held in the Trust Account and operating account of $1,177,415 and change in fair value of overallotment liability of $30,207, offset by general and administrative expenses of $1,065,685.
For the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021, we had net loss of $0 and $10,072, all of which consisted of general and administrative expenses.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Office Space, Secretarial and Administrative Services
Commencing on December 9, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $30,000 and $90,000 of administrative support fees for three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021, the Company did not incur any administrative support fees.
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
Underwriting Agreement
The underwriters had a
45-dayoption
from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,598,648.
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
Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards
Update(“ASU”) 2020-060,
Debt — Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40)
(“ASU 2020-06”)to
simplify accounting for certain financial instruments. ASU 2020-06eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
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
Off-Balance
Sheet Arrangements
As of September 30, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
To remediate the previously identified material weakness, as described above we have enhanced our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have implemented procedures to provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting instruments, confirmations of outstanding balances and amounts with third parties and additional levels of reviews and approvals. We have tested operating effectiveness of these procedures as of September 30, 2022, and concluded that they were effective and that the material weakness that we had previously was remediated as of September 30, 2022.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, except the material weakness related to complex accounting instruments as described above, during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on

Form 10-Q

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

TARGET GLOBAL ACQUISITION I CORP.

Date: November 9, 2022	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer

	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Financial Officer