Form 10-K
period 2022-12-31
Target Global Acquisition I Corp.
filed 2023-03-28
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number
001-41135

TARGET GLOBAL ACQUISITION I CORP.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
PO BOX 10176, GOVERNOR’S SQUARE
23 LIME TREE BAY AVENUE
GRAND CAYMAN,
KY1-1002,
CAYMAN ISLANDS
(Address of Principal Executive Offices)
+1 345 814 5772
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the Registrant’s Class A ordinary shares held by non-affiliates
was $212,962.511 (based on the closing price of $9.91 per share on such date reported on Nasdaq.
As of the day of this Annual Report on Form
10-K,
21,489,658 Class A ordinary shares, par value $0.0001 per share, and 5,372,415 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
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

“BofA” are to BofA Securities, Inc., one of the two underwriters of our IPO;

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

“IPO” or “initial public offering” are to our initial public offering of units consummated on December 13, 2021;

“IPO prospectus” are to the prospectus included in our registration statement on Form S-1 (File No. 333-253732) dated December 9, 2021, which was declared effective by the SEC on December 9, 2021;

“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors, and officers on December 8, 2021;

“management” or our “management team” are to our officers and directors;

“Nasdaq” are to the Nasdaq Stock Market;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans and extension loans, if any, which private placement warrants, working capital warrants and extension warrants are identical to the warrants included in the units sold in our initial public offering, subject to certain limited exceptions;

“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

“TG” are to Target Global, an affiliate of our sponsor;

“UBS” are to UBS Securities LLC, one of the two underwriters of our IPO;

“sponsor” is to Target Global Sponsor Ltd., a Cayman Islands exempted company limited by shares;

“underwriters” are to, collectively, BofA and UBS;

i

“warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they were purchased in the IPO or thereafter in the open market) and the private placement warrants; and

“$”, “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for the purposes of the federal securities law. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 may include, for example, statements about:

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

•

our ability to consummate an initial business combination due to uncertainty resulting from the changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other macroeconomic factors, including the impact thereof on the status of debt and equity markets;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; and

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report and other risks and uncertainties indicated from time to time in filings made with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is an affiliate of Target Global (“TG”), a top-tier pan-European venture capital firm headquartered in Berlin, Germany, with over $3 billion in assets under management as of end of June 2021 (this is the sum of undrawn commitments and net asset value of the vehicles). TG manages funds focused on fast-growing tech-enabled companies within the consumer internet, mobility and financial technology (“FinTech”) sectors. We believe that our founders’ extensive experience and strong track record in various executive, operational and investing functions across European (including the U.K.) and Israeli technology ecosystems, combined with their widespread networks strongly positions us as an attractive partner for prospective candidates for our initial business combination. Since its inception in 2012, TG has built up a strong track record and reputation in identifying and nurturing next-generation technology leaders. Our founders’ investments include many European, U.S. and Israeli unicorns and leading disruptors, such as Delivery Hero, Auto1, Wefox, Cazoo, Bird, Rapyd and REEF Technology. Focused on trillion-euro offline industries, TG invests in technology-driven companies that have massive disruption potential and an ability to create durable value.

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

On December 29, 2021, the underwriters exercised their over-allotment option and purchased an additional 1,489,658 units at an offering price of $10.00 per unit, generating aggregate additional gross proceeds of $14,896,580 to the Company. Substantially concurrently with the exercise of the over-allotment option, we completed the private sale of 397,242 additional private placement warrants to the Sponsor at a purchase price of $1.50 per warrant, generating additional gross proceeds to the Company of $595,863.

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

On January 10, 2023, BofA informed us in writing that they waive their entitlement to the payment of their portion of the deferred underwriting commission in the amount of $3,760,690 and cease to act for us in any capacity in connection with our initial Business Combination.

Initial Business Combination

So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commission due to UBS in case of completion of a Business Combination, and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination.

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

We are a Cayman Islands exempted company incorporated on February 2, 2021. Our executive offices are located at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands and our telephone number is +1 345 814 5772.

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

We have up to 18 months from the closing of our IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as further described below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 9, 2021, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account, for each three-month extension, $2,148,966 ($0.10 per unit in either case) on or prior to the date of the applicable deadline, providing a total possible period of 24 months within which we can complete a business combination. Any such payment would be made in the form of non-interest-bearing loans. If we complete our initial business combination, we will, at the lender’s option, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amounts into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from any funds held outside of the trust account. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein under “Redemption of Public Shares and Liquidation If No Initial Business Combination”, and then seek to dissolve and liquidate.

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

We have not selected any specific business combination target yet. While we may pursue an initial business combination opportunity in any industry, sector or geographical location, we intend to focus on the consumer internet, mobility and FinTech sectors. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints for us; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share and such amount will be increased for each three-month extension by $0.10 if we choose to extend our time to consummate an initial business combination, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission we will pay to UBS in case we complete a Business Combination. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 8,058,622 or 30% (assuming all issued and outstanding shares are voted) of the 21,489,658 public shares sold in our IPO and subsequent partial exercise of the over-allotment option by the underwriters to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds in the trust account, as described in more detail in this Annual Report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination is approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder could then have an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UBS has not executed an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Facilities

We currently maintain our executive offices at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Risks Relating To Our Search For, And Consummation Of Or Inability To Consummate, A Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical conditions and global economic uncertainty, including the ongoing impact of COVID-19, the Russia-Ukraine war and other macroeconomic factors that negatively impact the equity and debt markets, as described elsewhere herein, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. In addition, such macroeconomic events, including terrorist attacks, the current armed conflict between Russia and Ukraine, natural disasters, the ongoing epidemic of Covid-19 or a significant outbreak of other infectious diseases, may negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current armed conflict between Russia and Ukraine (including any further escalation thereof) could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Please see the section entitled “Item 1. Business-Effecting Our Initial Business Combination-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

We have entered into two forward purchase agreements with Target Global Selected Opportunities, LLC Series Selenium, or the “FPA Purchaser”, pursuant to which the FPA Purchaser agreed to purchase (1) an aggregate of 2,500,000 Class A ordinary shares for $10.00 per share, or the “firm forward purchase shares”, or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 Class A ordinary shares for $10.00 per share, or the “additional forward purchase shares”, and together with the firm forward purchase shares, the “forward purchase shares”, or an aggregate maximum amount of up to $25,000,000, in each case, in a private placement that may close simultaneously with the closing of our initial business combination. The funds from the sale of the forward purchase shares, if any, are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post-business combination company. The obligations under the forward purchase agreements do not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination. However, if the sale of the forward purchase shares does not close, for example, by reason of the failure of the FPA Purchaser to fund the purchase price for some or all of the forward purchase shares, we may lack sufficient funds to consummate our initial business combination. In addition, if the purchase of some or all of the forward purchase shares fails for any reason, the post-business combination company may not have enough cash available for working capital. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase shares and, in the case of the additional forward purchase shares a requirement, among other things, that such initial business combination is reasonably acceptable to the FPA Purchaser. Additionally, the FPA Purchaser’s obligations to purchase the forward purchase shares will be subject to termination prior to the closing of the sale of such securities by mutual written consent of us and such party, or automatically: (i) if our initial business combination is not consummated within 24 months from the closing of our IPO, unless extended up to a maximum of sixty (60) days in accordance with our amended and restated memorandum and articles of association; or (ii) if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In the event of any such failure to fund by the FPA Purchaser, any obligation is so terminated, or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all and may be unable to consummate our initial business combination. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to UBS in case we complete a Business Combination, will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commission due to UBS if we complete a Business Combination.

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

If we anticipate that we may not be able to consummate our initial business combination within 18 months, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate a business combination shall be extended two times for an additional three months each time, for a total of up to 24 months to complete a business combination. This will occur as long as our sponsor or its affiliates or designees, on or prior to the date of the applicable deadline, deposits into the trust account, for each three-month extension, $2,148,966 ($0.10 per unit) on or prior to the date of the applicable deadline. Any such payment would be made in the form of a non-interest bearing-loan. If we complete our initial business combination, we will, at the option of the lender, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amounts into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from any funds held outside of the trust account.

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

Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other macroeconomic factors, including the impact thereof on the status of debt and equity markets.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, is directly and indirectly affected by global macroeconomic and geopolitical conditions and the effect thereof on the industries and markets in which we, and any target business with which we ultimately consummate a business combination, operate. The outlook for the global economy over the medium term remains uncertain due to a number of factors, including high inflation, rising interest rates, supply chain disruption, the Russian invasion of Ukraine, geopolitical tensions and trade barriers. In addition, we are exposed to risks arising out of terrorist attacks, natural disasters, unfavorable political, military or diplomatic events, including armed conflict (including the Russian invasion of Ukraine and related consequences for geopolitical stability, energy supply and prices, and cross-border financial transactions, including as a result of economic sanctions), pandemics and widespread public health crises (including the ongoing impact of the COVID-19 pandemic and any future pandemics), and the responses to them by governments and markets. Any of these events could materially and adversely affect, directly or indirectly, economies and financial markets worldwide, business operations and the conduct of commerce generally, the business of any potential target business with which we consummate a business combination and our ability to consummate a business combination, including if such events limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

The Russian invasion of Ukraine has had an immediate impact on the global economy resulting in higher energy prices and higher inflation with significant disruption to financial markets and supply chains for certain goods and services. Moreover, in connection with Russia’s invasion of Ukraine, the EU, the United States, and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia and Ukraine. The conflict has continued to escalate without any resolution foreseeable in the near future. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s invasion of Ukraine, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our ability to consummate a business combination.

Our ability to consummate a business combination may also be dependent on the ability to raise equity and debt financing, which may be impacted by any of the events described above, including as a result of increased market volatility and decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

Finally, any of the events described above, including the ongoing impact of the COVID-19 pandemic and the conflict between Russia and Ukraine, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Risks Relating To Our Securities

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Potential target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we hold outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are our securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Notwithstanding the foregoing, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rules would provide a safe harbor for SPACs from the definition of “investment company” under Section 3 (a) (1) (A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. The SEC has indicated that it believes that there are serious questions concerning the applicability of the Investment Company Act to special purpose acquisition companies, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made in the future that we have been operating as an unregistered investment company. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto. It is also possible that the investment of funds from the IPO during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash.

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

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

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

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, or forward purchase shares, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans and extension loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021 and 2022 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation — United States Federal Income Tax Considerations — Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our taxable years ended December 31, 2021 and December 31, 2022. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature and value of the income and assets of the company with which we combine, the details of which are currently unknown. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A ordinary shares or warrants, we will generally continue to be treated as a PFIC with respect to such U.S. investor’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election.

A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund,” or “QEF,” election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We prepared a PFIC Annual Information Statement in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 taxable year, and we will endeavor provide such statement with respect to our 2022 taxable year upon request. However, there can be no assurance that we will timely provide the required information to make a QEF election, and a QEF election would be unavailable with respect to our warrants in all cases.

We urge U.S. investors to consult their tax advisers regarding the application of the PFIC rules and the availability, advisability and consequences of making any election that may be available under the PFIC rules (including the possible combination of a “deemed sale” and QEF election with respect to our Class A ordinary shares, if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the description in our IPO prospectus under the caption “Taxation — United States Federal Income Tax Considerations — Passive Foreign Investment Company Rules.”

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

In addition, the directors and officers of a business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. Although we contemplate that certain members of a business combination candidate’s management team will remain associated with the business combination candidate following our initial business combination, it is possible that members of the management of a business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. UBS is entitled to receive a deferred underwriting commission that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our IPO prospectus, unless such payment would not be deemed underwriters’ compensation in connection with our IPO. UBS is also entitled to receive a deferred underwriting commission that is conditioned on the completion of an initial business combination. UBS’s or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise with respect to our business combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such person or entity may earn its salary or fee upon closing of the initial business combination. The payment of such salary or fee would likely be conditioned upon the completion of the initial business combination. Therefore, such persons or entities may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

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

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in Israel and the United Kingdom. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

The net proceeds from our IPO and the sale of the private placement warrants, including the exercise of the partial over-allotment option by the underwriters, provided us with up to $219,194,512 that we may use to complete our initial business combination (after taking into account the $3,760,690 of the deferred underwriting commission due to UBS if we complete a Business Combination, being held in the trust account and the estimated expenses of our IPO).

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

•	Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

As of the date of this Annual Report, our sponsor owned 5,072,415 Class B ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any units or any Class A ordinary shares in the open market or in privately-negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting of stockholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. The forward purchase shares will not be issued until completion of our initial business combination and, accordingly, will not be included in any shareholder vote until such time. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in Exhibit 4.1 “Description of Securities”, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in out warrant agreement) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in out warrant agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We issued warrants to purchase 7,163,219 of our Class A ordinary shares as part of the units offered in our IPO. Simultaneously with the closing of our IPO, we issued an aggregate of 7,063,909 private placement warrants, at a price of $1.50 per warrant. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Furthermore, $2,145,987 ($0.10 per unit) may be loaned by the sponsor or its affiliates or designees for each of the three-month extension periods of the time that we have to consummate an initial business combination, which amount may be converted into warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

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

We have been advised by Travers Thorp Alberga, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

There can be no assurance that we will not be subject to a U.S. Excise Tax in connection with redemptions of our Class A Ordinary Shares in certain circumstances.

The U.S. Inflation Reduction Act of 2022 generally imposes a 1% excise tax on the fair market value of certain repurchases of stock (net of the fair market value of certain new stock issuances) by “covered corporations” beginning in 2023 (the “U.S. Excise Tax”). The tax is imposed on the repurchasing corporation itself, not its stockholders. Subject to certain exceptions, the U.S. Excise Tax is imposed on publicly traded U.S. corporations. Because we are a “blank check” Cayman Islands corporation with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. However, a repurchase of our stock that occurs in connection with a business combination with a U.S. target company might be subject to the U.S. Excise Tax, depending on the structure of the business combination and other transactions that might occur during the relevant year. The U.S. Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the U.S. Excise Tax. The U.S. Treasury and Internal Revenue Service recently issued preliminary guidance regarding the application of this U.S. Excise Tax, but there can be no assurance that this guidance will be finally adopted in its current form.

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

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

•	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

we have a nominating and corporate governance committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not utilize these exemptions currently and intend to comply with the corporate governance requirements of the Nasdaq. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently utilize office space at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b) Holders

On March 17th, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, or forward purchase shares, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans and extension loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Simultaneously with the consummation of our IPO and full exercise of the over-allotment option by the underwriters, our sponsor purchased 6,666,667 private placement warrants at a price of $1.50 per warrant in a private placement that generated gross proceeds of $10,000,000. Following the completion of our IPO, the underwriters exercised their over-allotment option and our sponsor purchased an additional 397,242 private placement warrants at a price of $1.50 per warrant in a private placement. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

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

There has been no material change in the planned use of proceeds from such use as described in our IPO prospectus.

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

Our sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares (the “Sponsor”). The registration statement for our initial public offering was declared effective on December 8, 2021. On December 13, 2021, we commenced our initial public offering (the “IPO”) of 20,000,000 units at $10.00 per unit. Transaction costs related to the IPO amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions (including the portion of the deferred underwriting commission subsequently waived by BofA, on January 10, 2023), $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs.

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

Upon the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had cash outside the Trust Account of $394,251, available for working capital needs, and working deficit of $279,234. Until consummation of our Business Combination, we will be using the funds held outside the Trust Account, and any additional working capital loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our initial Business Combination.

Our liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of December 31, 2022, we had $500,000 borrowing outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

We have until 18 months from the closing of the IPO (which happened on December 8, 2021) to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 18 months (through June 8, 2023), we may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination. However, if we are unable to complete a business combination within the Combination Period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after June 8, 2023.

Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations

Our management is currently evaluating the impact of the current global economic uncertainty, the ongoing impact of the COVID-19 pandemic, rising interest rates, rising inflation, increases in energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,963,401, which consisted of income from investments held in the Trust Account and operating account of $3,030,633 and change in fair value of overallotment liability of $30,207, offset by general and administrative expenses of $1,097,439.

For the period from February 2, 2021 (inception) through December 31, 2021, we had net loss of $111,991, which consisted of general and administrative expenses of approximately $181,531, offset by the income from investments held in the Trust Account and operating account of approximately $9,540 and change in fair value of overallotment liability of approximately $60,000.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation of our initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. We incurred $120,000 of administrative support fees for the year ended December 31, 2022. For the period from February 2, 2021 (inception) through December 31, 2021, we accrued $7,419 due to related party for the administrative support services.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and extension loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,598,648.

The underwriters were paid underwriting commissions of $0.20 per unit, or $4,000,000 in aggregate, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $297,932 for an aggregate of $4,297,932 in underwriting commissions related to the IPO and over-allotment.

In addition, $7,000,000 was payable to the underwriters for deferred underwriting commissions (including the portion of the deferred underwriting commissions subsequently waived by BofA on January 10, 2023). Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $521,380 for an aggregate of $7,521,380 in deferred underwriting commissions related to the IPO and over-allotment. On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred underwriting commission in the amount of $3,760,690. The remaining balance of $3,760,690 owing to UBS has not been waived and remains due and payable from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

Offering Costs Associated with IPO

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC340-10-S99-1.Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Upon closing of the IPO on December 13, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. We incurred offering costs amounting to $12,964,576 as a result of the IPO consisting of $4,297,932 of underwriting commissions, $7,521,380 of deferred underwriting commissions (including the portion of the deferred underwriting commission subsequently waived by BofA on January 10, 2023), and $1,145,264 of other offering costs.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective..

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report with respect to the effectiveness of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Shmuel Chafets	40	Chief Executive Officer
Heiko Dimmerling	53	Chief Financial Officer and Director
Yaron Valler	52	Chief Investment Officer
Gerhard Cromme	80	Chairman and Director
Sigal Regev	56	Director
Lars Hinrichs	46	Director
Michael Abbott	58	Director

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

Yaron Valler

Yaron Valler is the founder of TG, and is our Chief Investment Officer. Prior to joining TG, Mr. Valler managed Hasso Plattner Ventures (HPV) as CEO. While at HPV, Mr. Valler invested in companies such as Panaya (sold to Infosys), Fyber (sold to RNTS Media), Delivery Hero (ETR: DHER which went public in 2017 at a valuation of over $4 billion) and many other leading companies in Berlin and Israel. Mr. Valler previously led the enterprise software practice at Giza Venture Capital where he invested in companies such as Yadata (sold to Microsoft) and eGlue (sold to NICE Systems), he was an early-stage investor at the Technion Incubator and was a co-founder and Vice-President of Business Development at Excedo Technologies. Mr. Valler holds an MBA from INSEAD in France and a B.Sc. in Information Systems Engineering from Ben-Gurion University in Israel.

Dr. Gerhard Cromme

Dr. Cromme currently serves as Chairman of TG and as the Chairman of our board of directors. Alongside his office as Chairman of the board at TG, Dr. Cromme is currently the chairman of the supervisory board of TG portfolio company Auto1 (ETR: AG1), chairman of the advisory board of Aroundtown (ETR: AT1), one of the largest listed commercial real-estate companies in Europe as well as a member of the supervisory boards at eClear AG and Highview Enterprises Ltd. Previously, Dr. Cromme was chairman of the supervisory board of Siemens (ETR: SIE) and co-chairman of the supervisory boards at Thyssen Krupp (ETR: TKA), as well as a member of the supervisory boards of numerous corporates in Germany and France, such as Axel Springer, E.ON. (ETR: EOAN), Ruhrgas, Volkswagen (ETR: VOW3), BNP Paribas (EPA: BNP) and Saint Gobain (LON: COD). Dr. Cromme holds degrees in law from the University of Münster and the University of Lausanne, and in economics from the University Sorbonne in Paris and Harvard University (PMD) as well as a Doctor of Law from the University of Münster.

Sigal Regev

Ms. Regev has over 14 years of experience in the health services industry in Israel. Ms. Regev is currently the CEO of Meuhedet Health Services, Israel’s third-largest health maintenance organization (HMO) serving approximately 1.3 million people. Prior to her role as CEO of Meuhedet Health Services, Ms. Regev was its Chief Financial Officer for 5 years, responsible for an approximately $2 billion budget. Before that, she worked at Clalit Health Services for over 11 years, holding various positions including Vice President of Innovation Planning and Research. Ms. Regev holds a M.A. degree in Social Sciences and Economics and a B.A. degree in Economics, Mathematics and Computer Science from Ben-Gurion University of the Negev.

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

Michael Abbott

Mr. Abbott is the founder and executive chairman of Columbia Care (NEO: CCHW), one of the largest pharmaceutical manufacturers of cannabis-related medicines in the United States of America and Europe, of which TG is a shareholder. Mr. Abbott has over 30 years of experience in banking and finance. In 2002, Mr. Abbott founded Elysium Capital, a foreign exchange trading hedge fund, and in 2006 he was appointed as CEO of Robeco Sage, a billion-dollar fund of hedge funds. He started his financial career at Swiss Bank Corp. and later worked at Goldman Sachs where he eventually led its Structured Product Trading and Origination Group. Mr. Abbott holds a Bachelor of Laws degree from King’s College London.

Number, Terms of Office and Election of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Michael Abbott, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Lars Hinrichs and Sigal Regev, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Heiko Dimmerling and Dr. Gerhard Cromme, will expire at our third annual general meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Michael Abbott, Lars Hinrichs and Sigal Regev are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the board of directors

Pursuant to Nasdaq listing rules, we have three standing committees—an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its IPO is permitted to phase in its compliance with the independent committee requirements. We do not rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1).

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Michael Abbott, Lars Hinrichs and Sigal Regev. Sigal Regev serves as Chairman of our audit committee.

Sigal Regev serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Sigal Regev qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Michael Abbott, Lars Hinrichs and Sigal Regev, and Michael Abbott serves as chairman of the compensation committee.

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

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating Committee

We have established a nominating committee of the board of directors. The members of our nominating committee are Michael Abbott, Lars Hinrichs and Sigal Regev, and Michael Abbott serves as Chairman of the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

	Entity	Entity’s Business	Affiliation
Gerhard Cromme	Auto1 Group SE	Digital Automotive Platform	Chairman of the Supervisory Board
	eClear AG	VAT/Customs Compliance and Clearing House	Supervisory Board Member
	Highview Enterprises Ltd	Energy Company	Supervisory Board Member
	P.A.C. Verwaltungs GmbH	Management and Consultancy Services	Managing Director
	Aroundtown S.A.	Real Estate Company	Chairman of the Advisory Board
	Degura GmbH	Digital baV (platform)	Chairman of the Advisory Board
	Incari GmbH	HMI Development platform	Chairman of the Advisory Board
	Theion GmbH	Crystal Battery	Chairman of the Advisory Board
Shmuel Chafets
	AutoLeadStar	Automotive Retail Engagement Platform Designed to Automate Operational Dealerships	Board Member
	Fresha	Salon and Spa Management Platform	Board Member
	Fuse AutoTech, Inc.	Fintech Software Platform	Board Member
	HeavenHR	HR Management Platform	Board Member
	Hive Media Group	Media	Board Member
	IndoorRobotics	Indoor Drone Technology	Board Member
	Imagindiary	Food and Beverage Manufacturing	Board Member
	Graphiti.ai	Smart Online Shopping Assistant	Board Member
	KarmaNow	Smart Online Shopping Assistant	Board Member
	MAYD	Pharmacy Delivery Service	Board Member
	McMakler	Hybrid Real Estate Transactions	Board Member

	Entity	Entity’s Business	Affiliation
	Minta	SaaS Video Solutions	Board Member
	Nimbla Beauty	Beauty Consumer Electronics	Board Member
	Nimbla Data	B2B Invoice Insurance	Board Member
	Patient21	Virtual Chain of Outpatient Clinics	Board Member
	PerfectMatch	HR Platform	Board Member
	Sam Seamless Networks	Cybersecurity Technology	Board Member
	Tarabut Gateways	Open Banking Platform	Board Member
	Vetaroo	Veterinary Care	Board Member
	Voyantis	No Code Growth Platform	Board Member

Heiko Dimmerling	DIMension & Company GmbH	Management Consulting	Managing Director
	Target Global Selected Opportunities Ltd.	Investment Company	Managing Director
	Target Global Sponsor Ltd.	Investment Company	Director

Yaron Valler	Branded E-Commerce Holding GmbH	Global Digital Consumer Products Platform	Board Member
	Compound Photonics Group Ltd.	Electronic Components Manufacturer	Board Member
	Compound Photonics Ltd.	Electronic Components Manufacturer	Board Member
	Compound Photonics UK Ltd.	Electronic Components Manufacturer	Board Member
	culture4life GmbH / Certeza GmbH	Digital contact tracking system for COVID-19 cases, shifting to a B2C application	Board Member Board Member
	FinanceApp AG (WeFox)	Technology	Board Member
	Hyde Park Special Opportunities Limited	Financial Management	Managing Director
	Lili Financial Services Inc.	Banking Services	Board Member
	Plentific Ltd Limited	Property Management Services	Board Member
	Plessey Holdings Ltd.	Investment Holding Company	Board Member
	Sela Venture Capital GmbH	Venture Capital	Managing Director
	Target Global Sponsor Ltd.	Investment Company	Director
	Target Global Special Operations Ltd	Investment Company	Director
	Target Global Selected Opportunities Ltd.	Investment Company	Managing Director
	Truphone	Global Mobile Network	Board Member
	Target Global Equity Partners GP	Investment Company	Board Member
	Target Global Early Stage GP	Investment Company	Board Member
	Target Global Early Stage II GP Ltd	Investment Company	Board Member
	Target Global Early Stage III GP Ltd	Investment Company	Board Member
	Target Global Mobility 2.0 GP Limited	Investment Company	Board Member
	Target Global Growth II GP S.a.r.l.	Investment Company	Board Member

Michael Abbott	Columbia Care Inc.	Medical Cannabis	Executive Chairman

Lars Hinrichs	Cinco Capital Gmbh	Independent Private Equity Company	Managing Director
	Deutsche Telekom AG	Telecommunications	Supervisory Board Member
	Xempus AG	Independent Technology Provider	Chairman of the Supervisory Board
	Digital Art Museum GmbH	Art and Media	Managing Director
	HackFwd Admin GmbH	Investment Company	Managing Director
	Heinz Boese Immobilien Verwaltungs GBR	Real Estate	Chairman of the Supervisory Managing Director
	HackFwd Capital GmbH & Co. KG	Investment Company	Managing Director

Sigal Regev	Meuhedet Health Fund	Health Insurance	Chief Executive Officer
	Medica Excel Tel Aviv Ltd.	Health Care Services	Director

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 24, 2023, with respect to our ordinary shares held by:

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

Name of Beneficial Owners(1)	Number of Class B Ordinary Shares Beneficially Owned	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Issued Outstanding Ordinary Shares(2)
Target Global Sponsor Ltd. (our sponsor)	5,072,415	—	18.9	%(8)
5% Shareholders (individually or as a group)
Entities affiliated with Highbridge(3)		1,674,158	6.23%
Entities affiliated with Cantor Fitzgerald(4)		1,611,724	5.99%
Entities affiliated with Aristeia(5)		1,532,938	5.7%
Entities affiliated with Saba(6)		1,420,000	5.28%
Entities affiliated with Magnetar(7)		700,714	2.6%
Directors, Executive Officers
Gerhard Cromme	100,000	—	—	*
Shmuel Chafets	100,000	—	—	*(9)
Heiko Dimmerling	25,000	—	—	*
Yaron Valler	—	—	—	(9)
Michael Abbott	25,000	—	—	*
Lars Hinrichs	25,000	—	—	*
Sigal Regev	25,000	—	—	*
All officers and directors as a group (7 individuals)	300,000	—	1.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 10176 Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. .

(2)

The percentages reported herein are based upon 26,862,073 of our ordinary shares outstanding as of March 24, 2023, which is the sum of 21,489,658 of our Class A Ordinary Shares and 5,372,415 of our Class B Ordinary Shares (which will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holder thereof).

(3)

Based on the information reported on Schedule 13G filed on February 2, 2023 by Highbridge Capital Management, LLC, a Delaware limited liability Company (“Highbridge”), Highbridge is the investment adviser to certain funds and accounts (the “Highbridge Funds”) with respect to the shares directly held by the Highbridge Funds. The Highbridge Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held by the Highbridge Funds. Highbridge SPAC Opportunity Fund, L.P., a Highbridge Fund, has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the shares held by the Highbridge Funds. The principal business office of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(4)

Based on the information reported on Schedule 13G filed on December 5, 2022 by (i) Cantor Fitzgerald Securities, a New York general partnership (“CFS”), (ii) Cantor Fitzgerald, L.P., a Delaware limited partnership (“Cantor”), (iii) CF Group Management, Inc., a New York corporation (“CFGM”) and (iv) Mr. Howard W. Lutnick, a U.S. citizen (“Mr. Lutnick”). CFS is the record holder of the securities reported herein. CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly, or indirectly. The principal business office of each of CFS, Cantor, CFGM and Mr. Mr. Lutnick is 110 East 59th Street, New York, New York 10022.

(5)

Based on the information reported on Schedule 13G filed on February 13, 2023 by Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia”), Aristeia is the investment manager of, and has voting and investment control with respect to the shares held by, one or more private investment funds. The principal business office of Aristeia is Once Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)

Based on the information reported on Schedule 13G/A filed on February 14, 2023, by (i) Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), (ii) Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and (iii) Mr. Boaz R. Weinstein, a U.S. citizen. (“Mr. Weinstein”) The principal business office of each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)

Based on the information reported on Schedule 13G/A filed on January 24, 2023 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”); (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”); (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”); and (iv) Mr. David J. Snyderman, a U.S. citizen (“Mr. Snyderman”). The shares are held for the accounts of the following entities (all collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. Effective October 24, 2022, Mr. Snyderman is the Chief Executive Officer of Magnetar Financial and the manager of Supernova Management. The principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(8)

Based on the information reported on Schedule 13G/A filed on March 10, 2022 by our sponsor, Target Global Sponsor Ltd., a Cayman Islands exempt company with its registered address at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands, Mr. Shmuel Chafets, Mr. Alexander Frolov, Mr. Mikhail Lobanov and Mr. Yaron Valler. As of December 31, 2021, our sponsor was controlled by Shmuel Chafets, Alexander Frolov, Mikhail Lobanov and Yaron Valler, who at that time had voting and investment discretion in respect of the shares held of record by our sponsor and therefore may have been deemed to have shared beneficial ownership of the shares held by our sponsor. Pursuant to transactions on March 1, 2022 and March 8, 2022, Mr. Alexander Frolov and Mr. Mikhail Lobanov transferred their interests in the indirect parent of the sponsor to Mr. Yaron Valler (the “Transfer”) and therefore no longer control the sponsor and may no longer be deemed to have shared beneficial ownership of the shares held by our sponsor. As a result of the Transfer, our sponsor is controlled as of the date hereof by Mr. Shmuel Chafets and Mr. Yaron Valler, who have voting and investment discretion in respect of the shares held of record by our sponsor and therefore may be deemed to have shared beneficial ownership of the shares held by our sponsor. The principal business office of each of our sponsor, Shmuel Chafets, Alexander Frolov, Mikhail Lobanov and Yaron Valler is PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. Each of Shmuel Chafets and Yaron Valler disclaims beneficial ownership of the shares held by our sponsor except to the extent of his pecuniary interest therein, directly or indirectly.

(9)	Does not include any shares indirectly owned by this individual as a result of his indirect membership interest in our sponsor.

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

The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

In addition, pursuant to the registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

We currently maintain our executive offices at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by two additional three-month periods (for a total of up to 24 months to complete a business combination), and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate a business combination shall be extended for an additional three months, for a total of up to 18 months to complete a business combination. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of our IPO prospectus, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $2,148,966 ($0.10 per unit), on or prior to the applicable deadline, providing a total possible period of 24 months within which we can complete a business combination. Any such payment would be made in the form of a non-interest-bearing loan, which we would repay upon consummation of our initial business combination either out of the proceeds of the trust account released to us, or, at the lender’s discretion, convert all or a portion of such loan amounts into warrants at a price of $1.50 per warrant. These warrants would be identical to the private placement warrants. If we do not complete a business combination, we may repay such loans solely from assets not held in the trust account, if any. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans to the extent there are insufficient funds held outside of the trust account in the event that we do not complete a business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and the period from February 2, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, totaled $111,755 and $86,520, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2022 and during the period from February 2, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the year ended December 31, 2022 and during the period from February 2, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2022 and during the period from February 2, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.

4.2	Warrant Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.1	Letter Agreement, dated December 8, 2021, among the Company and its officers and directors and Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.2	Investment Management Trust Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.3	Registration and Shareholder Rights Agreement, dated December 8, 2021, between the Company, Target Global Sponsor Ltd. and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated December 8, 2021, between the Company and the Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.5	Securities Subscription Agreement, dated February 4, 2021, between the Company and Target Global Holding Ltd. (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021)

10.6	Securities Purchase Agreement, dated February 19, 2021, between the Company, Target Global Holding Ltd. and Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021)

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

TARGET GLOBAL ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Target Global Acquisition I Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Target Global Acquisition I Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLPs
Marcum LLP
We have served as the Company’s auditor since 2021.
West Palm Beach, FL
March 28, 2023

TARGET GLOBAL ACQUISITION I CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$394,251	$1,006,074
Prepaid expenses	111,739	200,478

Total current assets	505,990	1,206,552

Prepaid expenses, non-current	—	163,973
Investment held in Trust Account	222,234,685	219,204,052

Total Assets	$222,740,675	$220,574,577

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$157,805	$502,745
Due to related party	127,419	7,419
Promissory Note—Related Party	500,000	42,156
Over-allotment liability	—	30,207

Total current liabilities	785,224	582,527
Deferred underwriting commissions	7,521,380	7,521,380

Total Liabilities	8,306,604	8,103,907

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,489,658 shares at redemption value of $10.26 and $10.20 at December 31, 2022 and 2021, respectively	222,234,685	219,194,512
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no ne outstanding (excluding 21,489,658 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,372,415 shares issued and outstanding at December 31, 2022 and 2021	537	537
Accumulated deficit	(7,801,151)	(6,724,379)

Total Shareholders’ Deficit	(7,800,614)	(6,723,842)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$222,740,675	$220,574,577

The accompanying notes are an integral part of these financial statements.

TARGET GLOBAL ACQUISITION I CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from February 2, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$1,097,439	$181,531

Loss from operations	(1,097,439)	(181,531)
Other income:
Interest income on investment held in Trust Account	3,030,633	9,540
Change in fair value of overallotment liability	30,207	60,000

Total other income, net	3,060,840	69,540

Net income (loss)	$1,963,401	$(111,991)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,489,658	1,221,663

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$(0.02)

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	6,165,517

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.07	$(0.02)

The accompanying notes are an integral part of these financial statements.

TARGET GLOBAL ACQUISITION I CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of February 2, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,750,000	575	24,425	—	25,000
Private placement warrants	—	—	10,595,863	—	10,595,863
Proceeds allocated to public warrants	—	—	2,865,288	—	2,865,288
Offering costs associated with issuance of warrants	—	—	(225,958)	—	(225,958)
Forfeiture of Class B shares upon exercise of OA	(377,585)	(38)	—	38	—
Remeasurement of Class A ordinary shares subject to redemption value	—	—	(13,259,618)	(6,642,218)	(19,901,836)
Reduction of overallotment liability due to partial exercise	—	—	—	29,792	29,792
Net loss	—	—	—	(111,991)	(111,991)

Balance as of December 31, 2021	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)

Accretion for Class A Common Stock to redemption value	—	—		(3,040,173)	(3,040,173)
Net income	—	—	—	1,963,401	1,963,401

Balance as of December 31, 2022	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)

The accompanying notes are an integral part of these financial statements.

TARGET GLOBAL ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,963,401	$(111,991)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor	—	10,072
Interest earned on investment held in Trust Account	(3,030,633)	(9,540)
Change in fair value of overallotment liability	(30,207)	(60,000)
Changes in operating assets and liabilities:
Prepaid expenses	252,712	(364,451)
Accounts payable and accrued expenses	(344,940)	502,745
Due to related party	120,000	7,419

Net cash used in operating activities	(1,069,667)	(25,746)

Cash flows from investing activity:
Investments held in Trust	—	(219,194,512)

Net cash used in investing activity	—	(219,194,512)

Cash flow from a financing activities:
Proceeds from initial public offering, net of costs	—	209,588,313
Proceeds from private placement	—	10,595,863
Proceeds from issuance of promissory note to related party	457,844	42,156

Net cash provided by financing activities	457,844	220,226,332

Net change in cash	(611,823)	1,006,074
Cash, beginning of the period	1,006,074	—

Cash, end of the period	$394,251	$1,006,074

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares subject to possible redemption value	$3,040,173	$219,194,512

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,928

Deferred underwriters’ discount payable charged to additional paid in capital	$—	$7,521,380

The accompanying notes are an integral part of these financial statements.

NOTE
 1
 —
 ORGANIZATION AND BUSINESS OPERATIONS
Target Global Acquisition I Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in trust account from the proceeds derived from the Company’s initial public offering (the “IPO”). The Company has selected December 31 as its fiscal year end.
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
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commission due to UBS, and taxes payable on the interest earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
Following the closing of the IPO on December 13, 2021, and the exercise of the underwriter’s Over-Allotment Option on December 29, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had cash outside the Trust Account of $394,251, available for working capital needs, and working deficit of approximately $279,234.
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
The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5 of the Financial Statements). As of December 31, 2022, the Company had $500,000 outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
The Company will have until 18 months from the closing of the IPO (which happened on December 8, 2021) to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months (through June 8, 2023), the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic
2014-15,
“Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 8, 2023 unless the Company extends the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination).
Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations
Management is currently evaluating the impact of the current global economic uncertainty, the
COVID-19
pandemic, rising interest rates, rising inflation, increases in energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, th
e
ir duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

NOTE 2 — SI
GN
IFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
Emerging Growth Company Status
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities re
gistered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of
the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Marketable Securities Held in Trust Account
At of the date hereof, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $394,251 and $1,006,074 in cash and no cash equivalents as of December 31, 2022 and 2021, respectively.
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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities Fund	$222,234,685	$—	$—	$222,234,685

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (matured June 16, 2022)	$219,204,052	$—	$(24,956)	$219,179,096
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with
ASC480-10-S99,
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
capital and accumulated deficit.
As of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$214,896,580
Less:
Proceeds allocated to Public Warrants	(2,865,288)
Class A ordinary shares issuance costs	(12,738,617)
Plus:
Accretion of carrying value to redemption value	19,901,836

Class A ordinary shares subject to possible redemption at December 31, 2021	$219,194,512

Plus:
Accretion of carrying value to redemption value	3,040,173

Class A ordinary shares subject to possible redemption at December 31, 2022	$222,234,685

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.”
Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $12,964,576 as a result of the Initial Public Offering consisting of $4,297,932 of underwriting commissions, $7,521,380 of deferred underwriting commissions (including the portion of the deferred underwriting commission subsequently waived by BofA on January 10, 2023), and $1,145,264 of other offering costs.

Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
The basic and diluted income (loss) per ordinary share is calculated as follows:

	Year Ended December 31, 2022		For the Period from February 2, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,570,721	$392,680	$(19,038)	$(92,953)
Denominator:
Basic and diluted weighted average shares outstanding	21,489,658	5,372,415	1,221,663	6,165,517

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.02)	$(0.02)
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022 and 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
The Sponsor has agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

•
50% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the completion of the initial Business combination;

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $11.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any30-trading day period commencing at least 150 days after the initial Business Combination; and

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $13.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading
day period commencing at least 150 days after the initial Business Combination.

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
As of December 31, 2022 and 2021, the Company had $500,000 and $42,156 in borrowings under the promissory note, respectively.

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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
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
Administrative Services Fee
The Company pays the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, the Company had accrued $127,419 and $7,419 in due to related party for the administrative support services.
NOTE 6 — COMMITMENTS AND
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
The underwriters were paid underwriting commission of $0.20 per unit, or $4,000,000 in the aggregate, upon the closing of the IPO. In addition, $7,521,480, in the aggregate, was originally payable to our underwriters for deferred underwriting commission.
On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690.
The remaining balance of $3,760,690 owing to UBS has not been waived and remains due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares outstanding (excluding 21,489,658 Class A ordinary shares subject to possible redemption which have been issued).
Class B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At December 31, 2022 and 2021, there were 5,372,415 Class B ordinary shares outstanding.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, or forward purchase shares, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder hares will never occur on a less than one-for-one
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
Forward Purchase Agreements
The Company entered into two forward purchase agreements (the “Forward Purchase Agreements”) with Target Global Selected Opportunities, LLC—Series Selenium (“TGSO Series Selenium”) on November 8, 2021, pursuant to which TGSO Series Selenium agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination. On May 11, 2022, all of TGSO Series Selenium’s rights and obligations under the Forward Purchase Agreements (including the obligation to purchase the Forward Purchase Shares) were transferred in full to Target Global Selected Opportunities, LLC—Series Selenium 3 (the “FPA Purchaser”) in accordance with Section 4(c) of the Forward Purchase Agreements. The FPA Purchaser is indirectly controlled by TG, which in turn is a controlling affiliate of the Sponsor. The FPA Purchaser will purchase that number of additional forward purchase shares, if any, that the Company expects will result in gross proceeds necessary to enable it to consummate the Business Combination and pay related fees and expenses, after first applying amounts available from the trust account (after paying the deferred underwriting discount due to UBS in case the Company completes a Business Combination, and giving effect to any redemptions of public shares) and any other financing source obtained for such purpose at or prior to the consummation of the Business Combination, plus any additional amounts mutually agreed by the Company and the FPA Purchaser to be retained by the post-business combination company for working capital or other purposes. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including in the case of the additional forward purchase shares a requirement, among other things, that such Business Combination is reasonably acceptable to the FPA Purchaser.

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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$222,234,685	$222,234,685	$—	$—

	$222,234,685	$222,234,685	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities	$219,179,096	$219,179,096	$—	$—

	$219,179,096	$219,179,096	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690. The remaining balance of $3,760,690 owing to UBS has not been waived and remains due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

TARGET GLOBAL ACQUISITION I CORP.

By:	/s/ Shmuel Chafets
Name: Shmuel Chafets
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name	Position	Date
/s/ Shmuel Chafets	Chief Executive Officer (Principal Executive Officer)	March 28, 2023
Shmuel Chafets

/s/ Heiko Dimmerling	Chief Financial Officer and Director	March 28, 2023
Heiko Dimmerling	(Principal Financial and Accounting Officer)

/s/ Yaron Valler	Chief Investment Officer	March 28, 2023
Yaron Valler

/s/ Gerhard Cromme	Chairman and Director	March 28, 2023
Gerhard Cromme

/s/ Sigal Regev	Director	March 28, 2023
Sigal Regev

/s/ Lars Hinrichs	Director	March 28, 2023
Lars Hinrichs

/s/ Michael Abbott	Director	March 28, 2023
Michael Abbott