Form 10-Q
period 2023-03-31
Target Global Acquisition I Corp.
filed 2023-05-15
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TARGET GLOBAL ACQUISITION I CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41135	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

PO Box 10176 Governor’s Square 23 Lime Tree Bay Avenue, Grand Cayman KY1-1102, Cayman Islands	KY1-1102
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 1
5
, 2023, there were

21,489,658
shares of the Class A ordinary shares, par value $0.0001 per share, and
5,372,415
shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: West Palm Beach, Florida

TARGET GLOBAL ACQUISITION I CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS AS OF MARCH 31, 2023 (UNAUDITED) and DECEMBER 31, 2022

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$195,564	$394,251
Prepaid expenses	107,328	111,739

Total current assets	302,892	505,990
Investment held in Trust Account	224,592,707	222,234,685

Total assets	$224,895,599	$222,740,675

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$176,950	$157,805
Due to related party	157,419	127,419
Promissory Note—Related Party	500,000	500,000

Total current liabilities	834,369	785,224
Deferred underwriting commissions	3,760,690	7,521,380

Total liabilities	4,595,059	8,306,604

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,489,658 shares at redemption value of $10.45 and $10.34 at March 31, 2023 and December 31, 2022, respectively	224,592,707	222,234,685
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 21,489,658 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,372,415 shares issued and outstanding at March 31, 2023 and December 31, 2022	537	537
Additional Paid in Capital	3,760,690	—
Accumulated deficit	(8,053,394)	(7,801,151)

Total Shareholders’ Deficit	(4,292,167)	(7,800,614)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$224,895,599	$222,740,675

The accompanying notes are an integral part of these condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$252,243	$528,788

Loss from operations	(252,243)	(528,788)

Other income
Interest income on investment held in Trust Account	2,358,022	57,465
Change in fair value of overallotment liability	—	30,207

T otal other income	2,358,021	87,672

Net income (loss)	$2,105,779	$(441,116)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,489,658	21,489,658

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08	$(0.02)

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	5,372,415

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A Common Stock to redemption value	—	—	—	(2,358,022)	(2,358,022)
Partial waiver of deferred underwriters’ discount			3,760,690	—	3,760,690
Net income	—	—	—	2,105,779	2,105,779

Balance as of March 31, 2023	5,372,415	$537	$3,760,690	$(8,053,394)	$(4,292,167)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount

Balance as of December 31, 2021	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Net loss	—	—	—	(441,116)	(441,116)

Balance as of March 31, 2022	5,372,415	$537	$—	$(7,165,495)	$(7,164,958)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,105,779	$(441,116)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,358,022)	(57,465)
Change in fair value of overallotment liability	—	(30,207)
Changes in operating assets and liabilities:
Prepaid expenses	4,412	22,931
Accounts payable and accrued expenses	19,144	310,265
Due to related party	30,000	30,000

Net cash used in operating activities	(198,687)	(165,592)

Cash flow from a financing activity:
Payment of promissory note—related party	—	(42,156)

Net cash used in a financing activity	—	(42,156)

Net change in cash	(198,687)	(207,748)
Cash, beginning of the period	394,251	1,006,074

Cash, end of the period	$195,564	$798,326

Supplemental disclosure of cash flow information:
Impact of partial waiver of deferred underwriters’ fee	$3,760,690	$—
Accretion for Class A Common Stock to redemption	$2,358,022	$—

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in trust account from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commission due to UBS and taxes payable on the interest earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
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
The Company will have until 18 months from the closing of the IPO (until June 13, 2023) to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination (the “Combination Period”)).
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, the Company had cash outside the Trust Account of $195,564, available for working capital needs, and working deficit of approximately $531,477.
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
The Company’s liquidity needs up to March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Condensed Unaudited Financial Statements) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5 of the Condensed Unaudited Financial Statements). As of March 31, 2023, the Company had $500,000 outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Condensed Unaudited Financial Statements). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
The Company will have until 18 months from the closing of the IPO (which happened on December
13
, 2021) to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months (through June 13, 2023), the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic
2014-15,
“Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 13, 2023 unless the Company extends the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination).
Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations
Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, which contains the audited financial statements and notes thereto for year ended December 31, 2022 as filed with the SEC on March 28, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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
As of March 31, 2023 and December 31, 2022, the Company had $224,592,707 and $222,234,685 in the Trust Account, respectively.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $195,564 and $394,251 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.
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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2023 and December 31, 2022 are as follows:

	Carrying Value as of March 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2023
U.S. Treasury Securities Fund	$224,592,707	$—	$—	$224,592,707

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities Fund	$222,234,685	$—	$—	$222,234,685
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
capital and accumulated deficit.
As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$214,896,580
Less:
Proceeds allocated to Public Warrants	(2,865,288)
Class A ordinary shares issuance costs	(12,738,617)
Plus:
Remeasurement of carrying value to redemption value	22,942,009

Class A ordinary shares subject to possible redemption, December 31, 2022	222,234,685
Plus:
Remeasurement of carrying value to redemption value	2,358,022

Class A ordinary shares subject to possible redemption, March 31, 2023	$224,592,707

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
$1,145,264 of
other offering costs.
On January 10, 2023, Bank of America (“BofA”), one of the two underwriters, executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690. The remaining balance of $3,760,690 owing to UBS, the second underwriter, has not been waived and remains due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The impact of the partial waiver of the deferred underwriters’ fee was reflected in the Company’s statement of shareholders’ deficit for the current period.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The basic and diluted income (loss) per ordinary share is calculated as follows:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,684,623	$421,156	$(352,893)	$(88,223)
Denominator:
Basic and diluted weighted average shares outstanding	21,489,658	5,372,415	21,489,658	5,372,415

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.02)	$0.02)
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Private Placement Warrants will be identical to the warrants sold in the IPO except that the Private Placement Warrants (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2023 and December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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
As of March 31, 2023 and December 31, 2022, the Company had $500,000 in borrowings under the promissory note, respectively.
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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
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
Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2023 and December 31, 2022, the Company had accrued $157,419 and $127,419, respectively, in due to related party for the administrative support services.
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
The remaining balance of $3,760,690 owing to UBS Securities LLC, one of the two underwriters of our IPO, has not been waived and remains due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares outstanding (excluding 21,489,658 Class A ordinary shares subject to possible redemption which have been issued).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2023 and December 31, 2022, there were 5,372,415 Class B ordinary shares outstanding.
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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$224,592,707	$224,592,707	$—	$—

	$224,592,707	$224,592,707	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$222,234,685	$222,234,685	$—	$—

	$222,234,685	$222,234,685	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. The Company’s filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

Overview

We are a blank check company incorporated on February 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Our sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares (the “Sponsor”). The registration statement for our initial public offering was declared effective on December 8, 2021. On December 13, 2021, we commenced our initial public offering (the “IPO”) of 20,000,000 units at $10.00 per unit. Transaction costs related to the IPO amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions (including the portion of the deferred underwriting commission subsequently waived by BofA Securities Inc., one of the two underwriters of our IPO (“BofA”) on January 10, 2023), $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs.

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

Following the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had cash outside the Trust Account of $195,564, available for working capital needs, and working deficit of $531,477. Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of March 31, 2023, we had $500,000 borrowing outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

We have until 18 months from the closing of the IPO (which happened on December 13, 2021) to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 18 months (through June 13, 2023), we may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination. However, if we are unable to complete a business combination within the Combination Period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after June 13, 2023.

Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations

Our management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2023 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $2,105,779, which consisted of income from investments held in the Trust Account and operating account of $2,358,021, offset by general and administrative expenses of $252,242.

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

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $30,000 of administrative support fees for both three months ended March 31, 2023 and 2022.

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

In addition, $7,000,000 was payable to the underwriters for deferred underwriting commissions (including the portion of the deferred underwriting commissions subsequently waived by BofA on January 10, 2023). Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $521,380 for an aggregate of $7,521,380 in deferred underwriting commissions related to the IPO and over-allotment (including the portion of the deferred underwriting commission subsequently waived by BofA). On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred underwriting commission in the amount of $3,760,690. The remaining balance of $3,760,690 owing to UBS has not been waived and remains due and payable from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At March 31, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in our Initial Public Offering Prospectus or the Annual Report on Form 10-K for the year ended December 31, 2022.

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

TARGET GLOBAL ACQUISITION I CORP.

Date: May 15, 2023	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer

Date: May 15, 2023	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Principal Financial and Chief Accounting Officer