Form 10-Q
period 2023-06-30
Target Global Acquisition I Corp.
filed 2023-08-10
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TARGET GLOBAL ACQUISITION I CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41135	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
PO Box 10176
Governor’s Square 23
Lime Tree Bay Avenue, Grand Cayman
KY1-1102,Cayman
Islands
(Address of Principal Executive Offices)
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 7, 2023, there were
 9,734,935 shares of the Class A ordinary shares, par value $0.0001 per share, and 25,000 shares of Class B ordinary shares, par value $0.0001 per share, and 108,010 units issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: West Palm Beach, Florida

TARGET GLOBAL ACQUISITION I CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022 (AUDITED)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$6,286	$394,251
Prepaid expenses	42,116	111,739

Total current assets	48,402	505,990
Investment held in Trust Account	48,013,165	222,234,685

Total assets	$48,061,567	$222,740,675

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$652,302	$157,805
Due to related party	187,419	127,419
Promissory Note—Related Party	770,015	500,000

Total current liabilities	1,609,736	785,224
Deferred underwriting commissions	3,760,690	7,521,380

Total liabilities	5,370,426	8,306,604

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 4,495,530 and 21,489,658 shares at redemption value of $10.68 and $10.34 at June 30, 2023 and December 31, 2022, respectively	48,013,165	222,234,685
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 4,495,530 and 21,489,658 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,372,415 shares issued and outstanding at June 30, 2023 and December 31, 2022	537	537
Additional Paid in Capital	3,760,690	—
Accumulated deficit	(9,083,251)	(7,801,151)

Total Shareholders’ Deficit	(5,322,024)	(7,800,614)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$48,061,567	$222,740,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$759,843	$255,656	$1,012,085	$784,444

Loss from operations	(759,843)	(255,656)	(1,012,085)	(784,444)
Other income:
Interest income on investment held in Trust Account	2,132,916	160,001	4,490,937	217,466
Change in fair value of over-allotment liability	—	—	—	30,207

Total other income	2,132,916	160,001	4,490,937	247,673
Net income (loss)	$1,373,073	$(95,655)	$3,478,852	$(536,771)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,194,439	21,489,658	19,330,183	21,489,658

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.00)	$0.14	$(0.02)

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	5,372,415	5,372,415	5,372,415

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$(0.00)	$0.14	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A ordinary shares to redemption value	—	—	—	(2,358,022)	(2,358,022)
Partial waiver of deferred underwriters’ discount			3,760,690	—	3,760,690
Net income	—	—	—	2,105,779	2,105,779

Balance as of March 31, 2023	5,372,415	$537	$3,760,690	$(8,053,394)	$(4,292,167)
Accretion for Class A ordinary shares to redemption value	—	—	—	(2,402,931)	(2,402,931)
Net income	—	—	—	1,373,073	1,373,073

Balance as of June 30, 2023	5,372,415	$537	$3,760,690	$(9,083,251)	$(5,322,024)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Net loss	—	—	—	(441,116)	(441,116)

Balance as of March 31, 2022	5,372,415	$537	$—	$(7,165,495)	$(7,164,958)
Accretion for Class A ordinary shares to redemption value				(227,005)	(227,005)
Net loss	—	—	—	(95,655)	(95,655)

Balance as of June 30, 2022	5,372,415	$537	$—	$(7,488,155)	$(7,487,618)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,478,852	$(536,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(4,490,937)	(217,466)
Change in fair value of over-allotment liability	—	(30,207)
Changes in operating assets and liabilities:
Prepaid expenses	69,623	110,028
Accounts payable and accrued expenses	494,497	67,314
Due to related party	60,000	60,000

Net cash used in operating activities	(387,965)	(547,102)

Cash flows from investing activities:
Extension contributions in Trust Account	(270,015)	—
Cash withdrawn from Trust Account in connection with redemption	178,982,472	—
Payment of promissory note—related party	—	(42,156)

Net cash provided by (used in) investing activities	178,712,457	(42,156)

Cash flow from financing activity:
Redemption of shares	(178,982,472)	—
Payment of promissory note—related party	270,015	—

Net cash used in a financing activity	(178,712,457)	—

Net change in cash	(387,965)	(589,258)
Cash, beginning of the period	394,251	1,006,074

Cash, end of the period	$6,286	$416,816

Supplemental disclosure of cash flow information:
Impact of partial waiver of deferred underwriters’ fee	$3,760,690	$—

Accretion for Class A ordinary shares to redemption	$4,760,952	$—

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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in trust account from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on December 13, 2021, and the exercise of the underwriter’s Over-Allotment Option on December 29, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and w as
invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to its IPO, or December 8, 2023, instruct Continental (as defined below), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of its initial Business Combination or the liquidation of the Company.
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
In connection with the Company’s IPO, the Sponsor, officers and directors of the Company entered into a letter agreement with the Company in which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
Extension of Business Combination Deadline
The Company initially had 18 months from the closing of the IPO (until June 13, 2023) to complete an initial Business Combination.
On June 2, 2023, shareholders of the Company at an extraordinary general meeting of shareholders to the Company (the “Shareholder Meeting”) agreed, among other things,

1)	to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to

i.
extend the date (the “Termination Date”) by which the Company has to consummate an initial Business Combination (the “Extension Amendment”) from June 13, 2023 (the “Original Termination Date”) to September 13, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date to consummate an initial Business Combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon two calendar days’ advance notice prior to the applicable Termination Date, until March 13, 2024 (each, an “Additional Articles Extension Date”), or a total of up to nine months after the Original Termination Date, unless the closing of an initial Business Combination shall have occurred prior thereto,

ii.
to eliminate from the Articles the limitation that the Company shall not redeem Class A ordinary shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001, and

iii.
to provide that the Class B ordinary shares of the Company may be converted either at the time of the consummation of the Company’s initial Business Combination or at any earlier date at the option of the holders of the Class B ordinary shares; and

2)
to amend that certain investment management trust agreement, dated December 8, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”) to change the date on which Continental must commence liquidation (the “Trust Amendment”) of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination; (ii) the Articles Extension Date, and (iii) the Additional Articles Extension Date.

The foregoing description of the proposals approved at the Shareholder Meeting is qualified in its entirety by the full text of the Company’s Current Report on Form
8-K
filed with the SEC on June 8, 2023.
In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 16,994,128 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share. As a result, an amount of approximately $178.9 million was removed from the Trust Account to redeem such shares and 4,495,530 Class A ordinary shares of the Company remained outstanding after the redemption was effected.
In connection with the Extension Amendment, the Sponsor, its affiliates and designees agreed to deposit into the Trust Account as a loan (a “Contribution,” and the Sponsor, its affiliate or designee making such Contribution, a “Contributor”), (i) on June 14, 2023, with respect to the extension to the Articles Extension Date, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of Contributions being $810,000. It was further agreed that the Contributions will be evidenced by a non-interest bearing,
unsecured convertible promissory note to the Contributor (the “Contribution Note”) and will be repayable by the Company upon consummation of an initial Business Combination (the “Maturity Date”). As of June 30, 2023, the initial Contribution into the Trust Account was $270,015.
The Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the Contribution Note does not meet the definition of a derivative instrument.
Liquidity, Capital Resources and Going Concern
As of June 30, 2023, the Company had cash outside the Trust Account of $6,286, available for working capital needs, and working deficit of approximately $1,561,334.
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
The Company’s liquidity needs up to June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Condensed Unaudited Financial Statements) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5 of the Condensed Unaudited Financial Statements). As of June 30, 2023, the Company had $770,015 outstanding borrowing under the promissory note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Condensed Unaudited Financial Statements). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.
The Company will have until September 13, 2023, to complete a Business Combination unless the Company extends the Termination Date. The Company may extend the period of time to consummate a Business Combination by up to six one-month
periods after September 13, 2023, until March 13, 2024. However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic
2014-15,“Disclosure
of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after September 13, 2023 unless the Company extends the period of time to consummate a Business Combination by up to six additional one-month
periods after September 13, 2023, until March 13, 2024.
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
for the year ended December 31, 2022, which contains the audited financial statements and notes thereto for year ended December 31, 2022 as filed with the SEC on March 28, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
As of June 30, 2023 and December 31, 2022, the Company had $48,013,165 and $222,234,685 in the Trust Account, respectively.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,286 and $394,251 in cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.
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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2023 and December 31, 2022 are as follows:

	Carrying Value as of June 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2023
U.S. Treasury Securities Fund	$48,013,165	$—	$—	$48,013,165

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities Fund	$222,234,685	$—	$—	$222,234,685
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,495,530 and 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders ‘deficit section of the Company’s balance sheets as of June 30, 2023 and December 31, 2022, respectively.
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
capital and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$214,896,580
Less:
Proceeds allocated to Public Warrants	(2,865,288)
Class A ordinary shares issuance costs	(12,738,617)
Plus:
Remeasurement of carrying value to redemption value	22,942,009
Class A ordinary shares subject to possible redemption, December 31, 2022	222,234,685
Less:
Redemptions	(178,982,472)
Plus:
Remeasurement of carrying value to redemption value	4,760,952

Class A ordinary shares subject to possible redemption, June 30, 2023	$48,013,165

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

Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
The basic and diluted income (loss) per ordinary share is calculated as follows:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,043,535	$329,538	$(76,524)	$(19,131)
Denominator:
Basic and diluted weighted average shares outstanding	17,194,439	5,372,415	21,489,658	5,372,415

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,713,505	$765,347	$(429,417)	$(107,354)
Denominator:
Basic and diluted weighted average shares outstanding	19,330,183	5,372,415	21,489,658	5,372,415

Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.02)	$(0.02)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Following the closing of the IPO and the partial exercise of the over-allotment by the underwriters on December 13, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units, was placed in a Trust Account and w
a
s invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On February 8, 2021, an affiliate of the Sponsor paid $25,000, to cover certain offering and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), which Founder Shares were subsequently transferred to the Sponsor for consideration of $25,000. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect this. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On December 29, 2021, 377,585 Founder Shares were forfeited as a result of underwriter’s partial exercise of its over-allotment option. On January 27, 2022, the over-allotment option expired. As a result, the Founder Shares are no longer subject to forfeiture.

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2023 and December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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
As of June 30, 2023 and December 31, 2022, the Company had $500,000 in borrowings under the promissory note, respectively.
On June 27, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it to be repaid on the earlier of (i) December 31, 2023 and (ii) the date on which the Company consummates its initial business combination. No amounts were borrowed under this note as of June 30, 2023.
Contribution Note
In connection with the Extension Amendment, the Contributor agreed to deposit into the Trust Account Contributions for the maximum aggregate amount of $810,000. The Contributions are evidenced by the Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of June 30, 2023, an amount of $270,015 was drawn and contributed to the Trust Account.
The Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the Company’s IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the Contribution Note does not meet the definition of a derivative instrument.
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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2023 and December 31, 2022, the Company had accrued $187,419 and $127,419, respectively, in due to related party for the administrative support services.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares outstanding (excluding 4,495,530 and 21,489,658 Class A ordinary shares subject to possible redemption which have been issued), respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2023 and December 31, 2022, there were 5,372,415 Class B ordinary shares outstanding.

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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$48,013,165	$48,013,165	$—	$—

	$48,013,165	$48,013,165	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$222,234,685	$222,234,685	$—	$—

	$222,234,685	$222,234,685	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 11, 2023, the Company issued an aggregate of 5,347,415 Class A ordinary shares, par value $0.0001 per share to the Sponsor and certain directors and officers of the Company (collectively “the Holders”), upon the conversion of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share held by the Holders (the “Conversion”).
The 5,347,415 Class A ordinary shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, (i) certain transfer restrictions, (ii) waiver of redemption rights, (iii) waiver of rights to receive liquidating distributions from the Company’s trust account and (iv) the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s Initial Public Offering. In addition, following the Conversion, certain additional restrictions pursuant to Regulation S of the Securities Act apply to the Class A ordinary shares of the Holders.

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

Following the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination by September 13, 2023 (unless the Company extends the period of time to consummate a Business Combination by up to six additional one-month periods after September 13, 2023, until March 13, 2024), subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination by September 13, 2023 (unless the Company extends the period of time to consummate a Business Combination by up to six additional one-month periods after September 13, 2023, until March 13, 2024) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

Our amended and restated memorandum and articles of association provides that we will have until September 13, 2023 (or until March 13, 2024 if we extend the period of time to consummate a Business Combination) (the “Combination Period”) to consummate the initial Business Combination. If we have not consummated an initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of (ii) and (iii) above, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period.

On June 2, 2023, shareholders of the Company at the Shareholder Meeting agreed, among other things:

1)

to amend the Company’s Articles to (i) extend the Termination Date by which the Company has to consummate an initial Business Combination from the Original Termination Date to the Articles Extension Date and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date to an Additional Articles Extension Date, (ii) to eliminate from the Articles the limitation that the Company shall not redeem Class A ordinary shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 and (iii) to provide that the Class B ordinary shares of the Company may be converted either at the time of the consummation of the Company’s initial Business Combination or at any earlier date at the option of the holders of the Class B ordinary shares; and

2)

to amend the Trust Agreement by and between the Company and Continental to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination; (ii) the Articles Extension Date and (iii) the Additional Articles Extension Date.

The foregoing description of the proposals approved at the Shareholder Meeting is qualified in its entirety by the full text of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2023.In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 16,994,128 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share. As a result, approximately $178.9 million was removed from the Trust Account to redeem such shares and 4,495,530 Class A ordinary shares of the Company remained outstanding after the redemption was been effected.

In connection with the Extension Amendment, the Contributor agreed to deposit into the Trust Account the Contribution (i) on June 14, 2023, with respect to the extension to the Articles Extension Date, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of Contributions being $810,000. It was further agreed that the Contributions will be evidenced by the Contribution Note and will be repayable by the Company upon the Maturity Date. As of June 30, 2023, the initial Contribution into the Trust Account was $270,015.

The Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the Contribution Note does not meet the definition of a derivative instrument.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash outside the Trust Account of $6,286, available for working capital needs, and working deficit of $1,561,334. Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of June 30, 2023, we had $770,015 borrowing outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

We have until September 13, 2023, to complete a Business Combination unless the Company extends the Termination Date. The Company may extend the period of time to consummate a Business Combination by up to six one-month periods after September 13, 2023, until March 13, 2024. However, if we are unable to complete a business combination until March 13, 2024, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 13, 2024.

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2023 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,373,073, which consisted of income from investments held in the Trust Account and operating account of $ 2,132,916, offset by general and administrative expenses of $759,843.

For the six months ended June 30, 2023, we had net income of $3,478,852, which consisted of income from investments held in the Trust Account and operating account of approximately $4,490,937, offset by general and administrative expenses of approximately $1,012,085.

For the three months ended June 30, 2022, we had net loss of $95,655, which consisted of general and administrative expenses of $255,656, offset by the income from investments held in the Trust Account and operating account of $160,001.

For the six months ended June 30, 2022, we had net loss of $536,771, which consisted of general and administrative expenses of $784,444, offset by the income from investments held in the Trust Account and operating account of $217,466 and change in fair value of over-allotment liability of approximately $30,207.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $30,000 and $60,000 of administrative support fees for both three and six months ended June 30, 2023 and 2022, respectively.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 4,495,530 and 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of June 30, 2023 and December 31, 2022, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At June 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 28, 2023, except for the risk factor set forth below.

We may in the future not be compliant with all of Nasdaq’s continued listing standards and our Public Warrants could be delisted.

On June 15, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicated that the Company, pursuant to the Listing Rules, has 45 calendar days, or until July 31, 2023, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice, or until December 12, 2023, to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.

On July 31, 2023, the Company submitted a plan to regain compliance, and, if Nasdaq accepts such plan, the Company intends to subsequently regain compliance with Rule 5452(b)(C) within the 180-calendar day compliance period. While the Company is exercising diligent efforts to maintain the listing of its warrants on Nasdaq Global Market, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq Global Market aggregate market value of outstanding warrants requirement. In addition, if the Company does not meet the aggregate market value of outstanding warrants requirement by the end of the 180-calendar day compliance period, Nasdaq could provide notice that the Company’s warrants will become subject to delisting. In the event the Company receives notice that its warrants are being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a hearings panel.

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

TARGET GLOBAL ACQUISITION I CORP.

Date: August 10, 2023	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Accounting Officer (Principal Financial Officer)