Form 10-Q
period 2023-09-30
Target Global Acquisition I Corp.
filed 2023-11-13
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of November 13, 2023, there were 9,842,945 shares of the Class A ordinary shares, par value $0.0001 per share, and 25,000 shares of Class B ordinary shares, par value $0.0001 per share, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Houston, Texas

TARGET GLOBAL ACQUISITION I CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$69,341	$394,251
Prepaid expenses	41,658	111,739

Total current assets	110,999	505,990
Investment held in Trust Account	48,728,983	222,234,685

Total assets	$48,839,982	$222,740,675

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$584,141	$157,805
Due to related party	217,419	127,419
Promissory Note—Related Party	1,310,015	500,000

Total current liabilities	2,111,575	785,224
Deferred underwriting commissions	3,760,690	7,521,380

Total liabilities	5,872,265	8,306,604

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 4,495,530 and 21,489,658 shares at redemption value of $10.84 and $10.34 at September 30, 2023 and December 31, 2022, respectively	48,728,983	222,234,685
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,347,415 and none outstanding (excluding 4,495,530 and 21,489,658 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	535	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000 and 5,372,415 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	537
Additional Paid in Capital	3,760,690	—
Accumulated deficit	(9,522,493)	(7,801,151)

Total Shareholders’ Deficit	(5,761,266)	(7,800,614)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$48,839,982	$222,740,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$349,242	$281,241	$1,361,327	$1,065,685

Loss from operations	(349,242)	(281,241)	(1,361,327)	(1,065,685)
Other income:
Interest income on investment held in Trust Account	625,818	959,949	5,116,755	1,177,415
Change in fair value of over-allotment liability	—	—	—	30,207

Total other income	625,818	959,949	5,116,755	1,207,622
Net income	$276,576	$678,708	$3,755,428	$141,937

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,495,530	21,489,658	14,330,959	21,489,658

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.03	$0.19	$0.01

Basic and diluted, weighted average shares outstanding, Class A and B non-redeemable ordinary shares	5,372,415	5,372,415	5,372,415	5,372,415

Basic and diluted net income per share, Class A and B non-redeemable ordinary shares	$0.03	$0.03	$0.19	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,358,022)	(2,358,022)
Partial waiver of deferred underwriters’ discount	—	—			3,760,690	—	3,760,690
Net income	—	—	—	—	—	2,105,779	2,105,779

Balance as of March 31, 2023	—	$—	5,372,415	$537	$3,760,690	$(8,053,394)	$(4,292,167)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,402,931)	(2,402,931)
Net income	—	—	—	—	—	1,373,073	1,373,073

Balance as of June 30, 2023	—	$—	5,372,415	$537	$3,760,690	$(9,083,251)	$(5,322,024)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(715,818)	(715,818)
Conversion of Class B Common Stock to Class A Common Stock	5,347,415	535	(5,347,415)	(535)	—	—	—
Net income	—	—	—	—	—	276,576	276,576

Balance as of September 30, 2023	5,347,415	$535	$25,000	$2	$3,760,690	$(9,522,493)	$(5,761,266)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	21,489,658	$219,194,512	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Net loss	—	—	—	—	—	(441,116)	(441,116)
Balance as of March 31, 2022	21,489,658	$219,194,512	5,372,415	$537	$—	$(7,165,495)	$(1,164,958)
Accretion for Class A Common Stock to redemption value		227,005				(227,005)	(227,005)
Net loss	—	—	—	—	—	(95,655)	(95,655)

Balance as of June 30, 2022	21,489,658	$219,421,517	5,372,415	$537	$—	$(7,488,155)	$(7,487,618)
Accretion for Class A Common Stock to redemption value		959,949				(959,949)	(959,949)
Net income	—	—	—	—	—	678,708	678,708

Balance as of September 30, 2022	21,489,658	$220,381,466	5,372,415	$537	$—	$(7,769,396)	$(7,768,859)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,755,428	$141,937
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(5,116,755)	(1,177,415)
Change in fair value of over-allotment liability	—	(30,207)
Changes in operating assets and liabilities:
Prepaid expenses	70,081	184,423
Accounts payable and accrued expenses	426,336	135,713
Due to related party	90,000	90,000

Net cash used in operating activities	(774,910)	(655,549)

Cash flows from investing activities:
Extension contributions in Trust Account	(360,015)	—
Cash withdrawn from Trust Account in connection with redemption	178,982,472	—
Payment of promissory note—related party	—	(42,156)

Net cash provided by (used in) investing activities	178,622,457	(42,156)

Cash flow from financing activity:
Proceeds of promissory note—related party	810,015	—
Payment of redemptions	(178,982,472)	—

Net cash used in a financing activity	(178,172,457)	—

Net change in cash	(324,910)	(697,705)
Cash, beginning of the period	394,251	1,006,074

Cash, end of the period	$69,341	$308,369

Supplemental disclosure of cash flow information:
Impact of partial waiver of deferred underwriters’ fee	$3,760,690	$—

Accretion for Class A ordinary shares to redemption	$5,476,770	$1,186,954

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in trust account from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within the deadline prescribed in the Company’s amended and restated memorandum and articles of association (the “Articles”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the deadline prescribed in the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
In connection with the Company’s IPO, the Sponsor, officers and directors of the Company entered into a letter agreement with the Company in which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, or such later period approved by the Company’s shareholders in accordance with the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, or such later period approved by the Company’s shareholders in accordance with the Company’s Articles, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.
Extensions of Business Combination Deadline
The Company initially had 18 months from the closing of the IPO (until June 13, 2023) to complete an initial Business Combination.
On June 2, 2023, shareholders of the Company at an extraordinary general meeting of shareholders to the Company (the “Shareholder Meeting”) agreed, among other things,

1)	to amend the Company’s Articles to

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
In connection with the Extension Amendment, the Sponsor, its affiliates and designees agreed to deposit into the Trust Account as a loan (a “Contribution,” and the Sponsor, its affiliate or designee making such Contribution, a “Contributor”), (i) on June 14, 2023, with respect to the extension to the Articles Extension Date, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of Contributions being $810,000. It was further agreed that the Contributions will be evidenced by a non-interest bearing,
unsecured convertible promissory note to the Contributor (the “Contribution Note”) and will be repayable by the Company upon consummation of an initial Business Combination (the “Maturity Date”). On September 8, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from the Articles Extension Date for an additional month, to October 13, 2023 (the “October 2023 Termination Date” and the “October 2023 Extension”). On September 11, 2023, in connection with the October 2023 Extension, the Contributor deposited $90,000 into the Trust Account as a Contribution. As of September 30, 2023, the total Contribution into the Trust Account was $360,015.
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
Liquidity, Capital Resources and Going Concern
As of September 30, 2023, the Company had cash outside the Trust Account of $69,341, available for working capital needs, and working deficit of approximately $2,000,576.
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
The Company’s liquidity needs up to September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the
Condensed Unaudited Financial Statements) for the Founder Shares to cover certain offering costs and the borrowings under certain unsecured promissory note
s
from the Sponsor of up to $950,000 (see Note 5 of the Condensed Unaudited Financial Statements). As of September 30, 2023, the
amounts under these notes were fully drawn and outstanding.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Condensed Unaudited Financial Statements). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.
The Company may extend the period of time to consummate a Business Combination by up to six one-month
periods after September 13, 2023, until March 13, 2024. On September 8, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination

Date from the Articles Extension Date for an additional month, until the October 2023 Termination Date. On October 10, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from October 13, 2023 for an additional month, to November 13, 2023 (the “November 2023 Termination Date” and the “November 2023 Extension”). On October 11, 2023, in connection with the November 2023 Extension, the Contributor deposited an additional $90,000 into the Trust Account as a Contribution. On November 9, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to further extend the Termination Date from November 13, 2023 for an additional month, to December 13, 2023 (the “December 2023 Termination Date” and the “December 2023 Extension”). On November 10, 2023, in connection with the December 2023 Extension, the Contributor deposited an additional $90,000 into the Trust Account as a Contribution. As a result, the Company will have until December 13, 2023, to complete a Business Combination unless the Company extends the Termination Date further. However, if the Company is unable to complete a business combination within the deadline prescribed in the Company’s Articles, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic
2014-15,
“Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 13, 2023 unless the Company extends the deadline to consummate a Business Combination prescribed in the Company’s Articles further after December 13, 2023.
Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations
Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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
for the year ended December 31, 2022, which contains the audited financial statements and notes thereto for year ended December 31, 2022 as filed with the SEC on March 28, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
As of September 30, 2023 and December 31, 2022, the Company had $48,728,983 and $222,234,685 in the Trust Account, respectively.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $69,341 and $394,251 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investment Held in Trust Account
Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments-Debt and Equity Securities.”
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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2023 and December 31, 2022 are as follows:

	Carrying Value as of September 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
U.S. Treasury Securities Fund	$48,728,983	$—	$—	$48,728,983

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities Fund	$222,234,685	$—	$—	$222,234,685
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,495,530 and 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets as of September 30, 2023 and December 31, 2022, respectively.
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with
ASC-480-10-S99,
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
capital and accumulated deficit.
As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$214,896,580
Less:
Proceeds allocated to Public Warrants	(2,865,288)
Class A ordinary shares issuance costs	(12,738,617)
Plus:
Remeasurement of carrying value to redemption value	22,942,009

Class A ordinary shares subject to possible redemption, December 31, 2022	222,234,685
Less:
Redemptions	(178,982,472)
Plus:
Remeasurement of carrying value to redemption value	5,476,771

Class A ordinary shares subject to possible redemption, September 30, 2023	$48,728,983

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the
ASC-340-10-S99-1
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

Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The basic and diluted income per ordinary share is calculated as follows:

	For the Three Months Ended September 30,
	2023		2022
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$127,225	$149,351	$542,966	$135,742
Denominator:
Basic and diluted weighted average shares outstanding	4,495,530	5,372,415	21,489,658	5,372,415

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

	For the Nine Months Ended September 30,
	2023		2022
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,741,462	$1,013,966	$113,550	$28,387
Denominator:
Basic and diluted weighted average shares outstanding	14,330,959	5,372,415	21,489,658	5,372,415

Basic and diluted net income per ordinary share	$0.19	$0.19	$0.01	$0.01

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Following the closing of the IPO and the partial exercise of the over-allotment by the underwriters on December 13, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units, was placed in a Trust Account and was invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
If the Company does not complete the initial Business Combination within the deadline prescribed by the Company’s Articles, the Private Placement Warrants will expire worthless.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2023 and December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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
In addition, the Company and the Sponsor entered into the following promissory notes:

•
On November 11, 2022, the Sponsor agreed, under a separate promissory note, to loan the Company up to $500,000. This note is not interest bearing and it to be repaid the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of September 30, 2023.

•
On June 27, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it to be repaid on the earlier of (i) December 31, 2023 and (ii) the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of September 30, 2023.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it to be repaid on the earlier of (i) December 31, 2023 and (ii) the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of September 30, 2023.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $250,000. This note is not interest bearing and it to be repaid on the earlier of (i) December 31, 2023 and (ii) the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of September 30, 2023.

Contribution Note
In connection with the Extension Amendment, the Contributor agreed to deposit into the Trust Account Contributions for the maximum aggregate amount of $810,000. The Contributions are evidenced by the Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of September 30, 2023, an amount of $360,015 was drawn and contributed to the Trust Account and was outstanding as of September 30, 20
23

under the Contribution Note.
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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2023 and December 31, 2022, the Company had accrued $217,419 and $127,419, respectively, in due to related party for the administrative support services.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were no Class A ordinary shares outstanding (excluding 21,489,658 Class A ordinary shares subject to possible redemption which have been issued).
On July 11, 2023, the Company issued an aggregate of
5,347,415
Class A ordinary shares to the Sponsor and certain directors and officers of the Company (each, a “Holder”, together the “Holders”), upon the conversion (the “Conversion”) of an equal number of the Company’s Class B ordinary shares held by the Holders.
The 5,347,415 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, (i) certain transfer restrictions, (ii) waiver of redemption rights, (iii) waiver of rights to receive liquidating distributions from the Company’s Trust Account and (iv) the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s Initial Public Offering. In addition, following the Conversion, certain additional restrictions pursuant to Regulation S of the Securities Act apply to the Class A Ordinary Shares of the Holders.
As of September 30, 2023, there were 5,347,415 Class A ordinary shares outstanding (excluding 4,495,530 Class A ordinary shares subject to possible redemption which have been issued).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2023 and December 31, 2022, there were 25,000 and 5,372,415 Class B ordinary shares outstanding, respectively.

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

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the public warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the public warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the public warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the public warrants. If the Company is unable to complete a Business Combination within the deadline prescribed in the Company’s Articles and the Company liquidates the funds held in the trust account, holders of public warrants will not receive any of such funds with respect to their public warrants, nor will they receive any distribution from the Company’s assets held outside of the trust account with respect to such public warrants. Accordingly, the public warrants may expire worthless.
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
As of November 2, 2023, the Company accounted for 14,191,092 warrants (including 7,127,183 Public Warrants and 7,063,909 Private Placement Warrants) in accordance with the guidance contained in
ASC 815-40.
Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Forward Purchase Agreements
The Company entered into two forward purchase agreements (the “Forward Purchase Agreements”) with Target Global Selected Opportunities, LLC—Series Selenium (“TGSO Series Selenium”) on November 8, 2021, pursuant to which TGSO Series Selenium agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination. On May 11, 2022, all of TGSO Series Selenium’s rights and obligations under the Forward Purchase Agreements (including the obligation to purchase the Forward Purchase Shares) were transferred in full to Target Global Selected Opportunities, LLC—Series Selenium 3 (the “FPA Purchaser”) in accordance with Section 4(c) of the Forward Purchase Agreements. The FPA Purchaser is indirectly controlled by TG, which in turn is a controlling affiliate of the Sponsor. The FPA Purchaser will purchase that number of additional forward purchase shares, if any, that the Company expects will result in gross proceeds necessary to enable it to consummate the Business Combination and pay related fees and expenses, after first applying amounts available from the trust account (after paying the deferred underwriting discount due to UBS in case the Company completes a Business Combination, and giving effect to any redemptions of public shares) and any other financing source obtained for such purpose at or prior to the consummation of the Business Combination, plus any additional amounts mutually agreed by the Company and the FPA Purchaser to be retained by the post-business combination company for working capital or other purposes. The FPA Purchaser’s obligations to purchase forward purchase shares will be subject to certain conditions, including in the case of the additional forward purchase shares a requirement, among other things, that such Business Combination is reasonably acceptable to the FPA Purchaser. Additionally, the FPA Purchaser’s obligations to purchase the forward purchase shares will automatically terminate if the Business Combination is not consummated by December 13, 2023.
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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$48,728,983	$48,728,983	$—	$—

	$48,728,983	$48,728,983	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$222,234,685	$222,234,685	$—	$—

	$222,234,685	$222,234,685	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 10, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from

October 13, 2023 for an additional month, to November 13, 2023 (the “November 2023 Termination Date” and the “November 2023 Extension”). On October 11, 2023, in connection with the November 2023 Extension, the Contributor deposited $90,000 into the Trust Account as a Contribution.
On November 9, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to further extend the Termination Date from the November 2023 Termination Date for an additional month, to December 13, 2023 (the “December 2023 Extension”). On November 10, 2023, in connection with the December 2023 Extension, the Contributor deposited $90,000 into the Trust Account as a Contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Target Global Acquisition I Corp.,” “our,” “us” or “we” refer to Target Global Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination by deadline prescribed in the Company’s Articles, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination by the deadline prescribed in the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

Our Articles provide that we will have until September 13, 2023 (or until March 13, 2024 if we extend the period of time to consummate a Business Combination) to consummate the initial Business Combination. On September 8, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the deadline prescribed in the Company’s Articles from September 13, 2023 for an additional month, to October 13, 2023. On October 10, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the deadline prescribed in the Company’s Articles from October 13, 2023 for an additional month, to November 13, 2023. On November 9, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the deadline prescribed in the Company’s Articles from November 13, 2023 for an additional month, to December 13, 2023. As a result, the Company will have until December 13, 2023, to complete a Business Combination unless the Company extends the deadline prescribed in the Company’s Articles further. If we have not consummated an initial Business Combination within the deadline prescribed in the Company’s Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of (ii) and (iii) above, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the deadline prescribed in the Company’s Articles.

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

In connection with the Extension Amendment, the Contributor agreed to deposit into the Trust Account the Contribution (i) on June 14, 2023, with respect to the extension to the Articles Extension Date, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of Contributions being $810,000. It was further agreed that the Contributions will be evidenced by the Contribution Note and will be repayable by the Company upon the Maturity Date. On September 8, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from the Articles Extension Date for an additional month, until the October 2023 Termination Date. On September 11, 2023, in connection with the October 2023 Extension, the Contributor deposited $90,000 into the Trust Account as a Contribution. As of September 30, 2023, the initial Contribution into the Trust Account was $360,015. On October 10, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from the October 2023 Termination Date for an additional month, to the November 2023 Termination Date. On October 11, 2023, in connection with the November 2023 Extension, the Contributor deposited an additional $90,000 into the Trust Account as a Contribution. On November 9, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to further extend the Termination Date from the November 2023 Termination Date for an additional month, to the December 2023 Termination Date. On November 10, 2023, in connection with the December 2023 Extension, the Contributor deposited an additional $90,000 into the Trust Account as a Contribution.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had cash outside the Trust Account of $69,341, available for working capital needs, and working deficit of $2,000,576. Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of September 30, 2023, we had $1,310,015 borrowing outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

The Company may extend the deadline prescribed in the Company’s Articles by up to six one-month periods after September 13, 2023, until March 13, 2024. On September 8, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from the Articles Extension Date for an additional month, until the October 2023 Termination Date. On October 10, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to extend the Termination Date from the October 2023 Termination Date for an additional month, to the November 2023 Termination Date. On October 11, 2023, in connection with the November 2023 Extension, the Contributor deposited an additional $90,000 into the Trust Account as a Contribution. On November 9, 2023, the Company’s board of directors, upon request of the Sponsor, has elected to further extend the Termination Date from the November 2023 Termination Date for an additional month, to the December 2023 Termination Date. On November 10, 2023, in connection with the December 2023 Extension, the Contributor deposited an additional $90,000 into the Trust Account as a Contribution. As a result, the Company will have until December 13, 2023, to complete a Business Combination unless the Company extends the Termination Date further. However, if we are unable to complete a business combination within the deadline prescribed in the Company’s Articles, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 13, 2024.

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

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2023 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in trust account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $276,576, which consisted of income from investments held in the Trust Account and operating account of $625,818, offset by general and administrative expenses of $349,242.

For the nine months ended September 30, 2023, we had net income of $3,755,428, which consisted of income from investments held in the Trust Account and operating account of approximately $5,116,755, offset by general and administrative expenses of approximately $1,361,327.

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

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $30,000 and $90,000 of administrative support fees for both three and nine months ended September 30, 2023 and 2022, respectively.

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

Forward Purchase Agreements

We entered into two forward purchase agreements (the “Forward Purchase Agreements”) with Target Global Selected Opportunities, LLC – Series Selenium (“TGSO Series Selenium”) on November 8, 2021, pursuant to which TGSO Series Selenium agreed to purchase (1) an aggregate of 2,500,000 forward purchase shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $25,000,000 and (2) in addition, an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $25,000,000, in each case in a private placement that may close simultaneously with the closing of the Business Combination. On May 11, 2022, all of TGSO Series Selenium’s rights and obligations under the Forward Purchase Agreements (including the obligation to purchase the Forward Purchase Shares) were transferred in full to Target Global Selected Opportunities, LLC – Series Selenium 3 (the “FPA Purchaser”) in accordance with Section 4(c) of the Forward Purchase Agreements. The FPA Purchaser’s obligations to purchase the forward purchase shares will automatically terminate if the Business Combination is not consummated by December 13, 2023.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 4,495,530 and 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of September 30, 2023 and December 31, 2022, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 28, 2023 (the “2022 Annual Report”), except for the risk factors set forth below.

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

On October 2, 2023, the Company submitted a revised plan to regain compliance, and, if Nasdaq accepts such plan, the Company intends to subsequently regain compliance with Rule 5452(b)(C) within the 180-calendar day compliance period. While the Company is exercising diligent efforts to maintain the listing of its warrants on Nasdaq Global Market, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq Global Market aggregate market value of outstanding warrants requirement. In addition, if the Company does not meet the aggregate market value of outstanding warrants requirement by the end of the 180-calendar day compliance period, Nasdaq could provide notice that the Company’s warrants will become subject to delisting. In the event the Company receives notice that its warrants are being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a hearings panel.

We may not be able to consummate an initial business combination within the deadline prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the deadline prescribed in our Articles. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical conditions and global economic uncertainty, including the Israel-Hamas conflict, the Russia-Ukraine war and other macroeconomic factors that negatively impact the equity and debt markets, as described elsewhere in our Annual Report, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. In addition, such macroeconomic events, including terrorist attacks, the Israel-Hamas conflict, the ongoing Russia-Ukraine war, natural disasters or a significant outbreak of infectious diseases may negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, the Israel-Hamas conflict or the ongoing Russia-Ukraine war (including any further escalations thereof) could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within the deadline prescribed in our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein and in our 2022 Annual Report.

If we do not consummate our initial business combination by December 13, 2023, our forward purchase agreements with the FPA Purchaser will terminate automatically, potentially leaving us with insufficient funds to consummate our initial business combination.

Our two forward purchase agreements with Target Global Selected Opportunities, LLC Series Selenium, for the sale of our Class A ordinary shares in the aggregate maximum amount of up to $25,000,000, will terminate automatically if our initial business combination is not consummated by December 13, 2023. In the event of such termination, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all and may be unable to consummate our initial business combination. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of the date of this Quarterly Report, our initial shareholders own 25,000 Class B ordinary shares and 5,347,415 Class A ordinary shares (resulting from a conversion on July 11, 2023 of an equal number of Class B ordinary shares previously held by the initial shareholders). Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. Our initial shareholders’ founder shares and Class A ordinary shares represent approximately 54.44 % of all our issued and outstanding shares. Our initial shareholders have agreed to vote their shares in favor of our initial business combination. Therefore, we would not need additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote their shares in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, unlike other similar special purpose acquisition companies, we can redeem our public shares irrespective of whether such redemption would cause our net tangible assets to be less than $5,000,001. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many of our remaining shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our remaining shareholders submit their shares for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to UBS in case we complete a Business Combination, will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commission due to UBS if we complete a Business Combination.

The requirement that we consummate an initial business combination within the deadline prescribed in our Articles may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within the deadline prescribed in our Articles. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the deadline described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsor has the right, but not the obligation, to extend the term we have to consummate our initial business combination on a monthly basis for up to six times by an additional one month each time after September 13, 2023 until March 13, 2024 without providing our stockholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination by December 13, 2023, we may, without another shareholder vote, elect to further extend the Termination Date to consummate a Business Combination on a monthly basis for up to three times by an additional one month each time after December 13, 2023, by resolution of our board of directors, if requested by our Sponsor, and upon two calendar days’ advance notice prior to the applicable Termination Date, until March 13, 2024, unless the closing of our Business Combination shall have occurred prior thereto. In connection with each such extension, our Sponsor has agreed to deposit into the Trust account as a Contribution an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding. Any such Contribution would evidenced by a non-interest bearing, unsecured convertible promissory note to our Sponsor and is repayable by us upon consummation of our Business Combination. Such loans may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with our IPO, each exercisable for one Class A Ordinary Share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. If we do not consummate a Business Combination within the deadline prescribed by our Articles, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by changes in geopolitical conditions and global economic uncertainty, including as a result of the Israel-Hamas conflict, the Russia-Ukraine war and other macroeconomic factors, including the impact thereof on the status of debt and equity markets.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, is directly and indirectly affected by global macroeconomic and geopolitical conditions and the effect thereof on the industries and markets in which we, and any target business with which we ultimately consummate a business combination, operate. The outlook for the global economy over the medium term remains uncertain due to a number of factors, including high inflation, rising interest rates, supply chain disruption, the Israel-Hamas conflict, the Russia-Ukraine war, geopolitical tensions and trade barriers. In addition, we are exposed to risks arising out of terrorist attacks, natural disasters, unfavorable political, military or diplomatic events, armed conflicts (including the Israel-Hamas conflict and the Russia-Ukraine war, and related consequences for geopolitical stability, energy supply and prices, and cross-border financial transactions, including as a result of economic sanctions), pandemics and widespread public health crises, and the responses to them by governments and markets. Any of these events could materially and adversely affect, directly or indirectly, economies and financial markets worldwide, business operations and the conduct of commerce generally, the business of any potential target business with which we consummate a business combination and our ability to consummate a business combination, including if such events limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

For example, the Russia-Ukraine war has had an immediate impact on the global economy resulting in higher energy prices and higher inflation with significant disruption to financial markets and supply chains for certain goods and services. Moreover, in connection with Russia’s invasion of Ukraine, the EU, the United States, and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia and Ukraine. The war has continued to escalate without any resolution foreseeable in the near future. The uncertain nature, magnitude, and duration of hostilities stemming from the Russia-Ukraine war, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our ability to consummate a business combination.

In addition, in October 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and carried out a series of attacks on civilian and military targets. Additionally, Hamas launched extensive rocket assaults on Israeli population centers and industrial areas along Israel’s border with the Gaza Strip, as well as in other regions within the State of Israel. Subsequently, Israel’s security cabinet declared war against Hamas, and a military campaign against these terrorist organizations began, running concurrently with their ongoing rocket and terror attacks.

Certain members of our management team, board of directors, and staff are located in Israel. Although we have no geographical restrictions on the targets we can pursue for our Business Combination, we had previously expressed our intention to give priority to Israel as one of our geographic focuses. While we do not currently anticipate that the recent conflict between Israel and Hamas will impact our ability to identify a suitable target company for our Business Combination, there can be no assurance that a further escalation of the conflict or unforeseen events will not affect our ability to complete a Business Combination. Any armed conflicts, acts of terrorism, or political instability involving Israel could potentially have adverse implications for our ability to successfully conclude a business combination within the prescribed deadline specified in our Articles, or potentially, at all.

Our ability to consummate a business combination may also be dependent on the ability to raise equity and debt financing, which may be impacted by any of the events described above, including as a result of increased market volatility and decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

Finally, any of the events described above, including the ongoing impact of the recent conflict between Israel and Hamas and the Russia-Ukraine war, may also have the effect of heightening many of the other risks described in the “Risk Factors” herein or in our 2022 Annual Report section, such as those related to the market for our securities and cross-border transactions.

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within the deadline prescribed in our Articles, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the deadline prescribed in our Articles, with respect to such Class A ordinary shares so redeemed. In no other circumstances a public shareholder has any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If the net proceeds from our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the end of the Business Combination deadline prescribed in our Articles, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until the Business Combination deadline prescribed in our Articles, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of our 2022 Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the net proceeds from our IPO and the sale of the private placement warrants, only approximately $1,400,000 are available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate until the Business Combination deadline prescribed in our Articles; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we hold outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the deadline prescribed in our Articles because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors in our 2022 Annual Report and herein.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, instruct the trustee to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash items until the earlier of the consummation of our Business Combination or our liquidation.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we intend to, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or December 8, 2023, instruct Continental, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company. Interest on such deposit account is currently approximately 5.0% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our Company.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within the deadline prescribed in our Articles, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not consummated an initial business combination within the deadline prescribed in our Articles, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination within the deadline prescribed in our Articles, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the expiration of the deadline prescribed in our Articles before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If we do not consummate an initial business within the deadline prescribed in our Articles, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the deadline prescribed in our Articles nears, which is the deadline for our consummation of an initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles do not provide a specified maximum redemption threshold and, unlike other similar special purpose acquisition companies, we can redeem our shares irrespective of whether such redemption would cause our net tangible assets to be less than $5,000,001. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

TARGET GLOBAL ACQUISITION I CORP.

Date: November 13, 2023	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Accounting Officer (Principal Financial Officer)