Form 10-K
period 2023-12-31
Target Global Acquisition I Corp.
filed 2024-04-04
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
GRAND CAYMAN
,
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
of the Act). Yes ☒ No ☐
As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the Registrant’s Class A ordinary shares held by non-affiliates
was $42,174,838 (based on the closing price of $10.72 per share on such date reported on Nasdaq.
As of the day of this Annual Report on Form
10-K,
9,281,635 Class A ordinary shares, par value $0.0001 per share, and 25,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Houston, Texas

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company” or “our company” are to Target Global Acquisition I Corp., a Cayman Islands exempted company;

“Articles” or “amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association, as amended from time to time;

“BofA” are to BofA Securities, Inc., one of the two underwriters of our IPO;

“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

“CST” or “Continental” are to Continental Stock Transfer & Trust Company, the trustee under the Trust Agreement;

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

“Termination Date” are to the date by which we have to consummate an initial Business Combination;

“TG” are to Target Global, an affiliate of our Sponsor;

“Trust Account” are to the trust account established under the Trust Agreement;

“Trust Agreement” are to that certain investment management trust agreement, dated December 8, 2021 (as amended on June 2, 2023, November 29, 2023 and December 15, 2023), by and between the Company and CST, as trustee;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for the purposes of the federal securities law. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 may include, for example, statements about:

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

•

our ability to consummate an initial business combination due to uncertainty resulting from the changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the Israel-Hamas conflict and the Russia-Ukraine war and other macroeconomic factors, including the impact thereof on the status of debt and equity markets;

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

Our Sponsor is an affiliate of Target Global (“TG”), a top-tier pan-European venture capital firm headquartered in Berlin, Germany, with over $3.25 billion in assets under management as of end of September 30, 2023 (this is the sum of undrawn commitments and net asset value of the vehicles). TG manages funds focused on fast-growing tech-enabled companies within the consumer internet, mobility and financial technology (“FinTech”) sectors. We believe that our founders’ extensive experience and strong track record in various executive, operational and investing functions across European (including the U.K.) and Israeli technology ecosystems, combined with their widespread networks strongly positions us as an attractive partner for prospective candidates for our initial business combination. Since its inception in 2012, TG has built up a strong track record and reputation in identifying and nurturing next-generation technology leaders. Our founders’ investments include many European, U.S. and Israeli unicorns and leading disruptors, such as Delivery Hero, Auto1, Wefox, Cazoo, Rapyd, Branded, Finom and Copper. Focused on trillion-euro offline industries, TG invests in technology-driven companies that have massive disruption potential and an ability to create durable value.

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

On January 10, 2023, BofA informed us in writing that they waived their entitlement to the payment of their portion of the deferred underwriting commission in the amount of $3,760,690 and ceased to act for us in any capacity in connection with our initial Business Combination.

On June 2, 2023, we amended our Articles to extend the date by which we have to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, we also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. In connection with this amendment, the Sponsor agreed to deposit into the Trust Account as a loan (a “June 2023 EGM Contribution”) an amount of $270,000 with respect to the extension to September 13, 2023, and then up to six monthly contributions of $90,000 each for each monthly extension to January 14, 2024. The maximum aggregate amount of June 2023 EGM Contributions would have been $810,000.

On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders.

On November 29, 2023, pursuant to a securities exchange agreement between our Sponsor and one of our directors (the “Director”), our Sponsor assigned and transferred to the Director 25,000 Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Sponsor by the Director of 25,000 Class B ordinary shares of the Company. As a result, as of the date of this Annual Report, our Sponsor owns 5,047,415 of our Class A ordinary shares and 25,000 of our Class B ordinary shares.

On December 15, 2023, we amended our Articles once again (the “Second Extension”) to extend the date by which we have to consummate an initial Business Combination from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Second Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

Initial Business Combination

As long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commission and taxes payable on the income earned on the Trust Account) at the time of signing of the definitive agreement to enter such initial business combination.

We may structure our initial business combination such that the post-business combination company in which our public shareholders own shares owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock or shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination or the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

Extensions of the Business Combination Deadline

We initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of our IPO if we extended the period of time to consummate a Business Combination, subject to our Sponsor depositing additional funds in our Trust Account) to complete an initial Business Combination.

On June 2, 2023, we amended our Articles to extend the date by which we have to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, we also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

On December 15, 2023, we amended our Articles once again to extend the Termination Date from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Second Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

If we are unable to consummate an initial business combination within the deadline prescribed in our Articles, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein under “Redemption of Public Shares and Liquidation If No Initial Business Combination”, and then seek to dissolve and liquidate.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $11.20 per public share and such amount will be increased for each one-month extension from May 8, 2024 until December 8, 2024 by $0.028 if we choose to extend our time to consummate an initial business combination, as described herein. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Our initial shareholders own 25,000 Class B ordinary shares and 5,347,415 Class A ordinary shares (resulting from a conversion on July 11, 2023 of an equal number of Class B ordinary shares previously held by the initial shareholders). Such shares held by our initial shareholders represent approximately 57.72% of all our issued and outstanding shares. Therefore, we would not need additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until May 8, 2024 (unless we extend the Termination Date further as described in our Articles).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association now provide that we will have until the May 8, 2024 (unless we extend the Termination Date further as described in our Articles) to consummate an initial business combination. If we have not consummated an initial business combination within the deadline prescribed by our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the deadline prescribed in our Articles. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within the deadline prescribed by our Articles although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed by our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

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

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $11.20 (assuming the period of time to consummate an initial business combination is not extended further as provided for in our Articles). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $11.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $11.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.20 per public share.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $11.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the deadline prescribed by our Articles, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed by our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the deadline prescribed by our Articles, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is $8,000 per calendar year, payable to Zedra Trust Company (Cayman) Limited pursuant to the License to Occupy dated February 9, 2023. We consider our current office space adequate for our current operations. For the year ended December 31, 2023, the Company incurred and paid $8,000 (net of fees) for such License to Occupy.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had cash outside the Trust Account of $4,624 available for working capital needs and working capital deficit of $3,073,525. Further, we expect to incur significant costs in pursuit of financing plans and our initial Business Combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to consummate an initial business combination within the deadline prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the deadline prescribed in our Articles. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical conditions and global economic uncertainty, including the Israel-Hamas conflict, the Russia-Ukraine war and other macroeconomic factors that negatively impact the equity and debt markets, as described elsewhere herein, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. In addition, such macroeconomic events, including terrorist attacks, the Israel-Hamas conflict, the ongoing Russia-Ukraine war, natural disasters or a significant outbreak of infectious diseases may negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, the Israel-Hamas conflict or the ongoing Russia-Ukraine war (including any further escalations thereof) could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within the deadline prescribed in our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $11.20 per public share, or less than $11.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.20 per public share” and other risk factors herein.

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

Due to the large number of special purpose acquisition companies evaluating targets, attractive targets are scarce and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Because there are many special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models is high, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of the date of this Annual Report, our initial shareholders own 25,000 Class B ordinary shares and 5,347,415 Class A ordinary shares (resulting from a conversion on July 11, 2023 of an equal number of Class B ordinary shares previously held by the initial shareholders). Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Our initial shareholders’ Class A ordinary shares and Class B ordinary shares represent approximately 57.72% of all our issued and outstanding shares. Our initial shareholders have agreed to vote their shares in favor of our initial business combination. Therefore, we would not need additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote their shares in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many of our remaining public shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our remaining public shareholders submit their shares for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances (including, for example, under one or more forward purchase agreements that we may enter into) or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to UBS in case we complete a Business Combination, unless UBS has previously expressly waived such commission, will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commission due to UBS if we complete a Business Combination, unless UBS has previously expressly waived such commission.

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

Our Sponsor has the right, but not the obligation, to extend the term we have to consummate our initial business combination on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, without providing our stockholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination by May 8, 2024, we may elect to further extend the Termination Date to consummate a Business Combination on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, by resolution of our board of directors, if requested by our Sponsor, and upon two calendar days’ advance notice prior to the applicable Termination Date, until December 8, 2024, unless the closing of our Business Combination shall have occurred prior thereto. In connection with each such extension, our Sponsor has agreed to deposit into the Trust Account as a loan (a “December 2023 EGM Contribution”) an amount equal to $90,000. Any such December 2023 EGM Contribution would evidenced by a non-interest bearing, unsecured convertible promissory note to our Sponsor and is repayable by us upon consummation of our Business Combination. Such loans may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with our IPO, each exercisable for one Class A Ordinary Share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. If we do not consummate a Business Combination within the deadline prescribed by our Articles, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

In addition, in October 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and carried out a series of attacks on civilian and military targets. Additionally, Hamas launched extensive rocket assaults on Israeli population centers and industrial areas along Israel’s border with the Gaza Strip, as well as in other regions within the State of Israel. Subsequently, Israel’s security cabinet declared war against Hamas, and a large-scale military campaign against these terrorist organizations began.

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

Our ability to consummate a business combination may also be dependent on the ability to raise equity (including, for example, under one or more forward purchase agreements that we may enter into) and debt financing, which may be impacted by any of the events described above, including as a result of increased market volatility and decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

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

We cannot guarantee that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq or prior to our initial business combination, generally we must meet the requirements under Nasdaq Rule 5452 and IM-5101-2. In particular, Nasdaq Rule 5452 provides, among other things, that for companies whose business plan is to complete one or more acquisitions (like our Company), Nasdaq will promptly initiate suspension and delisting procedures if (a) the company’s average Market Value of Listed Securities (as such term is defined therein) is below $50,000,000 or the average Market Value of Publicly Held Shares (as such term is defined therein) is below $40,000,000, in each case over 30 consecutive trading days, or (b) the company’s securities initially listed (either common equity securities or units, as the case may be), fall below the following distribution criteria: (i) at least 300 public stockholders (if a component of a unit is a warrant, at least 100 warrant holders); (ii) at least 1,200 total stockholders and average monthly trading volume of 100,000 shares (for most recent 12 months); or (iii) at least 600,000 Publicly Held Shares (as such term is defined therein). Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Potential target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.20 per public share” and other risk factors herein.

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

In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the Trust Account. In such case, unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we hold outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the deadline prescribed in our Articles because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $11.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.20 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.20 per public share.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the deadline prescribed by our Articles, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement we entered into concurrently with our IPO, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $11.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are our securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $11.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $11.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $11.20 per public share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, since November 24, 2023, we maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company. By holding the funds in cash, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination within the deadline prescribed in our Articles, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Pursuant to a registration rights agreement that we entered into concurrently with our IPO, our Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible and the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital and extension loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorized the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Taking into account the partial exercise of the over-allotment option by the underwriters, the conversion of 5,347,415 Class B ordinary shares held by our initial shareholders into an equal number of Class A ordinary shares on July 11, 2023 and the redemptions of Class A ordinary shares in the context of our June 2, 2023 extraordinary shareholder meeting and our December 15, 2023 extraordinary shareholder meeting, respectively, we have 490,718,365 and 49,975,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account or shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. We currently do not have any preference shares issued and outstanding.

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

Trust Account

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021, 2022 and 2023 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation – United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our taxable years ended December 31, 2021, December 31, 2022 and December 31, 2023. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature and value of the income and assets of the company with which we combine, the details of which are currently unknown. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A ordinary shares or warrants, we generally will continue to be treated as a PFIC with respect to such U.S. investor’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election.

A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund,” or “QEF,” election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We prepared a PFIC Annual Information Statement in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 taxable year and 2022 taxable year and we will endeavor provide such statement with respect to our 2023 taxable year upon request. However, there can be no assurance that we will timely provide the required information to make a QEF election, and a QEF election would be unavailable with respect to our warrants in all cases.

We urge U.S. investors to consult their tax advisers regarding the application of the PFIC rules and the availability, advisability and consequences of making any election that may be available under the PFIC rules (including the possible combination of a “deemed sale” and QEF election with respect to our Class A ordinary shares, if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the description in our IPO prospectus under the caption “Taxation – United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules.”

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. See the discussion in our IPO prospectus under the caption “Taxation – United States Federal Income Tax Considerations” for a summary of material U.S. federal income tax considerations of an investment in our securities. U.S. investors should consult their tax advisers with respect to the tax consequences of owning and disposing of our securities.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of our IPO, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Registration and Shareholder Rights.”

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance – Directors and Executive Officers.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance – Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Unless expressly waived, UBS is entitled to receive a deferred underwriting commission that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. UBS is also entitled to receive a deferred underwriting commission that is conditioned on the completion of an initial business combination, unless expressly waived by UBS. UBS’s or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest.” Our founders, Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our founders, Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business – Effecting Our Initial Business Combination – Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On February 2, 2021, an affiliate of our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Sponsor in exchange for $25,000, or approximately $0.004 per share. In March 2021, our Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. In addition, in November 2021, our Sponsor transferred 25,000 Class B ordinary shares to our CFO Heiko Dimmerling. On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $10,000,000 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. In connection with the exercise of the over-allotment option on December 29, 2021, our Sponsor purchased an additional aggregate amount of 397,242 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $595,863 in the aggregate, in a private placement.

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

After the redemptions of Class A ordinary shares executed in the context of our June 2, 2023 extraordinary shareholder meeting and our December 15, 2023 extraordinary shareholder meeting, respectively, as of the date of this Annual Report, we have approximately $44,081,143.21 in the Trust Account that we may use to complete our initial business combination (after taking into account the $3,760,690 of the deferred underwriting commission, being held in the Trust Account and due to UBS if we complete a Business Combination, unless UBS expressly waives such commission).

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

Our Articles do not provide a specified maximum redemption threshold and, unlike other similar special purpose acquisition companies, we can redeem our public shares irrespective of whether such redemption would cause our net tangible assets to be less than $5,000,001. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including, for example, under one or more forward purchase agreements that we may enter into) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our Sponsor owned 5,047,415 Class A ordinary shares and 25,000 Class B ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any units or any Class A ordinary shares in the open market or in privately-negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

We issued warrants to purchase 7,163,219 of our Class A ordinary shares as part of the units offered in our IPO. Simultaneously with the closing of our IPO, we issued an aggregate of 7,063,909 private placement warrants, at a price of $1.50 per warrant. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Furthermore, as of the date of this Annual Report, we have loaned in aggregate $975,000 from our Sponsor or its affiliates or designees in connection with various extensions of our Business Combination deadline, as described elsewhere in this Annual Report, and we may loan an additional $90,000 from our Sponsor or its affiliates or designees for each additional one-month extension from May 8, 2024 until December 8, 2024. All these amounts amount may be converted into warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

The U.S. Inflation Reduction Act of 2022 (the “IR Act”) generally imposes a 1% excise tax on the fair market value of certain repurchases of stock (net of the fair market value of certain new stock issuances) by “covered corporations” beginning in 2023 (the “U.S. Excise Tax”). The tax is imposed on the repurchasing corporation itself, not its stockholders. Subject to certain exceptions, the U.S. Excise Tax is imposed on publicly traded U.S. corporations. Because we are a “blank check” Cayman Islands corporation with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. However, a repurchase of our stock that occurs in connection with a business combination with a U.S. target company might be subject to the U.S. Excise Tax, depending on the structure of the business combination and other transactions that might occur during the relevant year. The U.S. Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the U.S. Excise Tax. The U.S. Treasury and Internal Revenue Service issued preliminary guidance regarding the application of this U.S. Excise Tax, but there can be no assurance that this guidance will be finally adopted in its current form.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without business operations or significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating prospective acquisition candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties

We currently utilize office space at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is $8,000 per calendar year, payable to Zedra Trust Company (Cayman) Limited pursuant to the License to Occupy dated February 9, 2023. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

(43) Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on Nasdaq under the symbols “TGAAU,” “TGAA” and “TGAAW,” respectively. Our units commenced public trading on December 9, 2021. Our Class A ordinary shares and warrants began separate trading on January 31, 2022.

(b) Holders

On April 4, 2024, there was one holder of record of our units, eight holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

None. I)

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 2, 2021, an affiliate of our Sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Sponsor in exchange for $25,000, or approximately $0.004 per share. In March 2021, our Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. In addition, in November 2021, our Sponsor transferred 25,000 Class B ordinary shares to our CFO Heiko Dimmerling. On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders. On November 29, 2023, pursuant to a securities exchange agreement between our Sponsor and the Director, our Sponsor assigned and transferred to the Director 25,000 of our Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Sponsor by the Director of 25,000 Class B ordinary shares of the Company. As a result, our Sponsor now owns 5,047,415 Class A ordinary shares and $25,000 of our Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans and extension loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

The proceeds from the sale of the private placement warrants were added to the net proceeds from the IPO held in the Trust Account. If we do not complete a business combination within the deadline prescribed by our Articles, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our Sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares. The registration statement for our IPO was declared effective on December 8, 2021. On December 13, 2021, we commenced our IPO of 20,000,000 units at $10.00 per unit. Transaction costs related to the IPO amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions (including the portion of the deferred underwriting commission subsequently waived by BofA on January 10, 2023), $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs. Simultaneously with the consummation of the IPO, we consummated the private placement of 6,666,667 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement Warrants in connection with the IPO generated gross proceeds of $10,000,000. On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,896,580.

Following the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into the Trust Account. On November 24, 2023, we instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination by deadline prescribed in the our Articles, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination by the deadline prescribed in our Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of our IPO if we extended the period of time to consummate a Business Combination, subject to our Sponsor depositing additional funds in our Trust Account) to complete an initial Business Combination.

On June 2, 2023, we amended our Articles to extend the date by which we have to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, we also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

In addition, the Sponsor, its affiliates and designees agreed to deposit into the Trust Account as a loan (a “June 2023 EGM Contribution,” and the Sponsor, its affiliate or designee making such June 2023 EGM Contribution, a “Contributor”) (i) on June 14, 2023, with respect to the extension to September 13, 2023, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such additional month, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of June 2023 EGM Contributions being $810,000. It was further agreed that the June 2023 EGM Contributions will be evidenced by a non-interest bearing, unsecured convertible promissory note to our Sponsor (the “June 2023 EGM Contribution Note”) and will be repayable by the Company upon the Maturity Date.

Following the first amendment to the Company’s Articles, the Company’s board of directors, upon request of the Sponsor, elected to extend the Termination Date four times by an additional one month each time, from September 13, 2023 until January 13, 2024. In connection with these extensions, the Contributor deposited $90,000 into the Trust Account for each such monthly extension, each as a June 2023 EGM Contribution.

The June 2023 EGM Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the June 2023 EGM Contribution Note does not meet the definition of a derivative instrument.

As of December 31, 2023, the total June 2023 EGM Contribution into the Trust Account was $630,000.

On December 15, 2023, we amended our Articles once again to extend the date by which we have to consummate an initial Business Combination from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Second Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

In addition, in connection with such Second Extension, the holders of 561,310 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.01 per share. As a result, an amount of $6,182,365.63 million was removed from the Trust Account to redeem such shares and 9,281,635 Class A ordinary shares of the Company remained outstanding after the redemption was effected. Upon payment of the redemptions, $43,332,181.06 remained in the Trust Account.

In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account a December 2023 EGM Contribution (i) on or before January 13, 2024, with respect to the extension to May 8, 2024, an amount equal to $345,000, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to $90,000, with the maximum aggregate amount of December 2023 EGM Contributions being $975,000. It was further agreed that the December 2023 EGM Contributions will be evidenced by a December 2023 EGM Contribution Note and will be repayable by the Company upon the completion of Business Combination. On January 11, 2024, in connection with the Second Extension, the Contributor deposited $345,000 into the Trust Account as a December 2023 EGM Contribution.

The December 2023 EGM Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the December 2023 Contribution Note does not meet the definition of a derivative instrument.

As of December 31, 2023, the total December 2023 EGM Contribution into the Trust Account was $630,015.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had cash outside the Trust Account of $4,625, available for working capital needs, and working capital deficit of $3,070,274. Until consummation of our Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $950,000. As of December 31, 2023, the amounts under these notes were fully drawn and outstanding. In addition, our Sponsor deposited $630,015 into the Trust Account in connection with our Second Extension.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

If we are unable to complete a business combination within the deadline prescribed in our Articles, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), if any, divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations

Our management is currently evaluating the impact of the current global economic uncertainty including as a result of high inflation, rising interest rates, supply chain disruptions, the Israel-Hamas conflict, the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of this Annual Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2023 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in Trust Account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,558,718, which consisted of income from investments held in the Trust Account and operating account of approximately $5,719,743, offset by general and administrative expenses of approximately $2,161,025.

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

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation our initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $120,000 of administrative support fees for year ended December 31, 2023 and 2022, respectively. None of the amounts incurred for the administrative support were paid since the date of the IPO and total unpaid amount of $247,419 is included in the Due to Related Party on the Company’s balance sheet as of December 31, 2023 and 2022.

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

In addition, $7,000,000 was payable to the underwriters for deferred underwriting commissions (including the portion of the deferred underwriting commissions subsequently waived by BofA on January 10, 2023). Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $521,380 for an aggregate of $7,521,380 in deferred underwriting commissions related to the IPO and over-allotment (including the portion of the deferred underwriting commission subsequently waived by BofA). On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred underwriting commission in the amount of $3,760,690. As of the date of this Annual Report, we cannot rule out that the remaining balance of $3,760,690 owing to UBS will be waived. Unless expressly waived by UBS, it remains due and payable from the amounts held in the Trust Account solely in the event we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 3,934,220 and 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of December 31, 2023 and 2022, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Shmuel Chafets	41	Chief Executive Officer
Heiko Dimmerling	54	Chief Financial Officer and Director
Yaron Valler	53	Chief Investment Officer
Jeffrey Clarke	62	Director
Gerhard Cromme	81	Chairman and Director
Sigal Regev	57	Director
Lars Hinrichs	47	Director
Michael Abbott	59	Director

Shmuel Chafets

Mr. Chafets the Executive Chairman and founder of TG where he leads investments from seed to scale-up stages across various sectors ripe for digital disruption. Based in Tel Aviv, Israel, he is our Chief Executive Officer. While at TG, Mr. Chafets has made multiple notable investments, including Auto1 (ETR: AG1), where he also sat on the Board and which recently went public at an IPO post-money valuation of over $9 billion on February 4, 2021. Other investments made by Mr. Chafets include McMakler, TravelPerk, Fresha and ZooZ (sold to PayUMoney). Prior to joining TG, Mr. Chafets was a partner at Berlin-based Hasso Plattner Ventures (HPV) where he invested in companies such as iZettle (sold to PayPal (NAS: PYPL)) and Hansoft and served as a Board member of DreamLines and reBuy. Before that, Mr. Chafets was a partner at Giza Venture Capital in Tel Aviv where he invested in companies such as Soluto (sold to Asurion), Visual.ly (sold to ScribbleLive) and other early-stage internet ventures. Together with Giza Venture Capital, Mr. Chafets founded GPV, a pioneering Warsaw-based venture capital fund where Mr. Chafets led various Internet and Software investments. Mr. Chafets co-founded SAM Seamless Network, a cyber-security technology company in 2016, and serves as its Vice-Chairman. Additionally, Mr. Chafets also co-founded LocaLoco (sold to Say Media Group), a social gaming start-up targeting emerging markets. Mr. Chafets started his career as a strategic consultant to GCS Issue Management Limited and to several members of the Israeli parliament and government.

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

Yaron Valler

Mr. Valler is the founder of TG, and is our Chief Investment Officer. Prior to joining TG, Mr. Valler managed Hasso Plattner Ventures (HPV) as CEO. While at HPV, Mr. Valler invested in companies such as Panaya (sold to Infosys), Fyber (sold to RNTS Media), Delivery Hero (ETR: DHER which went public in 2017 at a valuation of over $4 billion) and many other leading companies in Berlin and Israel. Mr. Valler previously led the enterprise software practice at Giza Venture Capital where he invested in companies such as Yadata (sold to Microsoft) and eGlue (sold to NICE Systems), he was an early-stage investor at the Technion Incubator and was a co-founder and Vice-President of Business Development at Excedo Technologies. Mr. Valler holds an MBA from INSEAD in France and a B.Sc. in Information Systems Engineering from Ben-Gurion University in Israel.

Jeffrey Clarke

Mr. Clarke has extensive public company experience, as well as information technology and technology enabled business model expertise derived from over 25 years in multi-industry executive and leadership roles. Mr. Clarke currently serves as Director of Mondee Holdings, Inc. (NASDAQ: MOND), as Director of Columbia Care Inc. (CSE: CCHW) and as the Interim CEO of Doxim Inc. Prior to this, Mr. Clarke spent four years as member of the board of directors of FTD, LLC, and prior to that five years as Chief Executive Officer of Eastman Kodak Company (NYSE: KODK), where he led the restructuring and divestiture of its high multiple packaging print division, substantially reducing Kodak’s debt. Mr. Clarke has also held numerous prominent roles within the technology industry, including chief executive officer, chairman and executive chair positions at Travelport Limited, a leading technology and distribution company in the travel industry. He has also served as chief operating officer for CA Software (NYSE: CA), executive vice president of global operations at Hewlett-Packard (NYSE: HPQ) and chief financial officer at Compaq Computer (NYSE: CPQ). Mr. Clarke is a former director at Docker, Inc., Autodesk, Inc. (NASDAQ: ADSK), Red Hat, Inc. (NYSE: RHT), Compuware Corporation (NASDAQ: CPWR), Orbitz Worldwide (NYSE: OWW) and UTStarcom, Inc. (NASDAQ: UTSI). He earned his MBA from Northeastern University and now serves as a Northeastern University Trustee.

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

Sigal Regev

Ms. Regev has over 14 years of experience in the health services industry in Israel. Ms. Regev is currently the chairwoman of Refal Hospital. She has over 30 years of experience in the healthcare system in Israel and has held a series of senior management positions in health insurance funds and hospitals. Her previous role was CEO of Meuhedet Health Services, Israel’s third-largest health maintenance organization (HMO) serving approximately 1.3 million people. Prior to her role as CEO of Meuhedet Health Services, Ms. Regev was its Chief Financial Officer for 5 years, responsible for an approximately $2 billion budget. Before that, she worked at Clalit Health Services for over 11 years, holding various positions including Vice President of Innovation Planning and Research. Ms. Regev holds a M.A. degree in Social Sciences and Economics and a B.A. degree in Economics, Mathematics and Computer Science from Ben-Gurion University of the Negev.

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

Number, Terms of Office and Election of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. At our extraordinary shareholder meeting (in lieu of an annual general meeting) in December 2023, our shareholders have approved the re-appointment of each of Mr. Clarke and Mr. Abbott as Class I directors to hold office until the 2026 annual general meeting of shareholders, until their respective successors are duly appointed and qualified, or until their earlier death, resignation or removal. The term of our Class II directors, consisting of Lars Hinrichs and Sigal Regev, will expire at our 2024 annual general meeting and the term of the Class III directors, consisting of Heiko Dimmerling and Dr. Gerhard Cromme, will expire at our 2025 annual general meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Michael Abbott, Lars Hinrichs, Sigal Regev and Jeffrey Clarke are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the board of directors

Pursuant to Nasdaq listing rules, we have three standing committees-an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its IPO is permitted to phase in its compliance with the independent committee requirements. We do not rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1).

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Michael Abbott, Lars Hinrichs, Sigal Regev and Jeffrey Clarke. Sigal Regev serves as Chairman of our audit committee.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Michael Abbott, Lars Hinrichs, Sigal Regev and Jeffrey Clarke, and Michael Abbott serves as chairman of the compensation committee.

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

Nominating Committee

We have established a nominating committee of the board of directors. The members of our nominating committee are Michael Abbott, Lars Hinrichs, Sigal Regev and Jeffrey Clarke, and Michael Abbott serves as Chairman of the audit committee.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such forms and written representations that no other reports were required, we believe that during the year ended December 31, 2023, there were no delinquent filers except for the following: one Form 4 for each of our Sponsor, Lars Hinrichs, Yaron Valler, Shmuel Chafets, Sigal Regev, Heiko Dimmerling, and Gerhard Cromme reporting the July 11, 2023 conversion of their Founder Shares into Class A ordinary shares disclosed elsewhere in this Annual Report. Each of these delinquent filers filed their respective Form 4 on August 7, 2023.
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
Trading Policies
On December 8, 2021, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).
The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the

Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.
Compensation Recovery and Clawback Policies
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentiv amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.
Our Compensation Committee approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).
The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors or Compensation Committee may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.
The foregoing description of the Executive Compensation Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Executive Compensation Clawback Policy, a copy of which is attached hereto as Exhibit 97.1 and is incorporated herein by reference.
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

	Entity	Entity’s Business	Affiliation
Gerhard Cromme	AutoFlightX Inc.	Airtaxi Company	Chairman of the Advisory Board, Supervisory Board Member
	EcoPlanet Green Operations GmbH	Energy managing company	Chairman of the Advisory Board
	Oliment GmbH	Development alternative to cement	Chairman of the Advisory Board
	P.A.C. Verwaltungs GmbH	Management and Consultancy Services	Managing Director
	P.A.C. Pallas- Athene- Consulting GmbH & Co. KG	Management and Consultancy Services	Managing Director
	P.A.C. alpha GmbH sennder Technologies GmbH	Management and Consultancy Services Digital forwarding platform company	Managing Director Chairman of the Industry Advisory Board
Shmuel Chafets
	AutoLeadStar	Automotive Retail Engagement Platform Designed to Automate Operational Dealerships	Board Member
	Fresha	Salon and Spa Management Platform	Board Member
	Fuse AutoTech, Inc.	Fintech Software Platform	Board Member
	IndoorRobotics	Indoor Drone Technology	Board Member
	Graphiti.ai	Smart Online Shopping Assistant	Board Member
	KarmaNow	Smart Online Shopping Assistant	Board Member
	MAYD	Pharmacy Delivery Service	Board Member
	McMakler	Hybrid Real Estate Transactions	Board Member

	Entity	Entity’s Business	Affiliation
	Nimbla Beauty	Beauty Consumer Electronics	Board Member
	Nimbla Data	B2B Invoice Insurance	Board Member
	Patient21	Virtual Chain of Outpatient Clinics	Board Member
	Sam Seamless Networks	Cybersecurity Technology	Board Member
	Vetaroo	Veterinary Care	Board Member
	Voyantis	No Code Growth Platform	Board Member

Heiko Dimmerling	DIMension & Company GmbH	Management Consulting	Managing Director
	Target Global Special Operations Ltd.	Investment Company	Director
	Target Global Sponsor Ltd.	Investment Company	Director

Yaron Valler	culture4life GmbH / Certeza GmbH	Digital contact tracking system for COVID-19 cases, shifting to a B2C application	Board Member
	Granshore Ltd	Investment Company	Board Member
	FinanceApp AG	Technology	Board Member
	Hyde Park Special Opportunities Limited	Financial Management	Managing Director
	Lili Financial Services Inc.	Banking Services	Board Member
	Plessey Holdings Ltd.	Semiconductor Manufacturer	Board Member
	Plessey Holdings Ltd.	Property Management Services	Board Member
	Sparkwell Limited	Real Estate	Board Member
	Target Global Sponsor Ltd.	Investment Company	Director
	Target Global Special Operations Ltd	Investment Company	Director
	Target Global Selected Opportunities Ltd.	Investment Company	Director
	Target Global Equity Partners GP	Investment Company	Director
	Target Global Early Stage GP	Investment Company	Director
	Target Global Early Stage II GP Ltd	Investment Company	Director
	Target Global Early Stage III GP Ltd	Investment Company	Director
	Target Global Mobility 2.0 GP Limited	Investment Company	Director
	Target Global Growth II GP S.a.r.l.	Investment Company	Director
Jeffrey Clarke	Mondee Holdings, Inc Doxim Inc Cannabist Company Holdings Inc.	Travel Technology Company Printing Technology Company Medical Cannabis	Independent Director Executive Chairman Independent Director
	Travelport, Inc Ellipsis Health	Travel Retail Platform Healthcare AI Technology	Director Co-Chairman

Michael Abbott	Cannabist Company Holdings Inc.	Medical Cannabis	Executive Chairman

Lars Hinrichs	Cinco Capital Gmbh	Independent Private Equity Company	Managing Director
	Deutsche Telekom AG	Telecommunications	Supervisory Board Member
	Xempus AG	Independent Technology Provider	Chairman of the Supervisory Board
	Digital Art Museum GmbH	Art and Media	Managing Director
	HackFwd Admin GmbH	Investment Company	Managing Director
	Heinz Boese Immobilien Verwaltungs GBR	Real Estate	Chairman of the Supervisory Managing Director
	HackFwd Capital GmbH & Co. KG	Investment Company	Managing Director

Sigal Regev	Danel Group	Staffing Services Company	Chairperson
	Israel Discount Bank	Banking	Director

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

•

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed by our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless. Our Sponsor has agreed to certain transfer restrictions and performance conditionality on its founder shares. With certain limited exceptions:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at April 4, 2024, with respect to our ordinary shares held by:

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

Name of Beneficial Owners(1)	Number of Class B Ordinary Shares Beneficially Owned	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Issued Outstanding Ordinary Shares(2)
Target Global Sponsor Ltd. (our Sponsor)	25,000	5,047,415	54.50	%(5)
5% Shareholders (individually or as a group)	—
Entities affiliated with Mizuho(3)	—	737,064	7.91%
Entities affiliated with Magnetar(4)	—	700,714	7.52%
Directors, Executive Officers
Gerhard Cromme	—	100,000	—	*
Shmuel Chafets	—	100,000	—	*(5)(6)
Heiko Dimmerling	—	25,000	—	*
Yaron Valler	—	—	—	(5)(6)
Jeffrey Clarke	—	—	—
Michael Abbott	—	25,000	—	*
Lars Hinrichs	—	25,000	—	*
Sigal Regev	—	25,000	—	*
All officers and directors as a group (8 individuals)	—	300,000	3.22%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 10176 Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands.

(2)

The percentages reported herein are based upon 9,306,635 of our ordinary shares outstanding as of April 4, 2024, which is the sum of 9,281,635 of our Class A Ordinary Shares and 25,000 of our Class B Ordinary Shares (which will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holder thereof).

(3)

Based on the information reported on Schedule 13G filed on February 13, 2024 by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The principal business office of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(4)

Based on the information reported on Schedule 13G/A filed on January 24, 2023 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”); (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”); (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”); and (iv) Mr. David J. Snyderman, a U.S. citizen (“Mr. Snyderman”). The shares are held for the accounts of the following entities (all collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. Effective October 24, 2022, Mr. Snyderman is the Chief Executive Officer of Magnetar Financial and the manager of Supernova Management. The principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, [1]3th Floor, Evanston, Illinois 60201.

(5)

Based on the information reported on Schedule 13G/A filed on February 13, 2024 by our Sponsor, Target Global Sponsor Ltd., a Cayman Islands exempt company with its registered address at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands, Mr. Shmuel Chafets and and Mr. Yaron Valler. Our Sponsor is controlled as of the date hereof by Mr. Shmuel Chafets and Mr. Yaron Valler, who have voting and investment discretion in respect of the shares held of record by our Sponsor and therefore may be deemed to have shared beneficial ownership of the shares held by our Sponsor. The principal business office of each of our Sponsor, Shmuel Chafets and Yaron Valler is PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. Each of Shmuel Chafets and Yaron Valler disclaims beneficial ownership of the shares held by our Sponsor except to the extent of his pecuniary interest therein, directly or indirectly.

(6)	Does not include any shares indirectly owned by this individual as a result of his indirect membership interest in our Sponsor.

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

The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsor or their affiliates, any affiliates of our Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; I by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our Sponsor’s organizational documents upon liquidation or dissolution of our Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 2, 2021, an affiliate of our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Sponsor in exchange for $25,000, or approximately $0.004 per share. Prior to the completion of our IPO, our Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders. On November 29, 2023, pursuant to a securities exchange agreement between our Sponsor and the Director, our Sponsor assigned and transferred to the Director 25,000 of our Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Sponsor by the Director of 25,000 Class B ordinary shares of the Company.

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

We currently maintain our executive offices at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is $8,000 per calendar year, payable to Zedra Trust Company (Cayman) Limited pursuant to the License to Occupy dated February 9, 2023.

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

If we anticipate that we may not be able to consummate our initial business combination by May 8, 2024, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by seven additional one-month periods (until December 8, 2024), subject to our Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our Articles and the Trust Agreement, in order for the time available for us to consummate our initial business combination to be extended beyond May 8, 2024, our Sponsor or its affiliates or designees, upon two business days advance notice prior to the applicable deadline, must deposit into the Trust Account $90,000 ($0.028 per share), on or prior to the applicable deadline. Any such payment would be made in the form of a non-interest-bearing loan, which we would repay upon consummation of our initial business combination either out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, convert all or a portion of such loan amounts into warrants at a price of $1.50 per warrant. These warrants would be identical to the private placement warrants. If we do not complete a business combination, we may repay such loans solely from assets not held in the Trust Account, if any. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans to the extent there are insufficient funds held outside of the Trust Account in the event that we do not complete a business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, and of services rendered in connection with our IPO, totaled $113,300 and $111,755, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum LLP $12,360 and $0 for such services during the years ended December 31, 2023 and 2022, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2023 and 2022.

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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.

4.2	Warrant Agreement, dated December 8, 2021 (as amended, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.1	Letter Agreement, dated December 8, 2021, among the Company and its officers and directors and Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.2	Investment Management Trust Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.3	Amendment to the Investment Management Trust Agreement, dated as of June 6, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2023)

10.4	Amendment No. 2 to the Investment Management Trust Agreement, dated as of November 29, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.5	Amendment No. 3 to the Investment Management Trust Agreement, dated as of December 15, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.6	Registration and Shareholder Rights Agreement, dated December 8, 2021, between the Company, Target Global Sponsor Ltd. and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.7	Private Placement Warrants Purchase Agreement, dated December 8, 2021, between the Company and the Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.8	Securities Subscription Agreement, dated February 4, 2021, between the Company and Target Global Holding Ltd. (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021)

10.9	Securities Purchase Agreement, dated February 19, 2021, between the Company, Target Global Holding Ltd. and Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021)

19.1*	Insider Trading Policy of the Company

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy of the Company

101.INS*	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

TARGET GLOBAL ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Target Global Acquisition I Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Target Global Acquisition I Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a business combination with one or more businesses or entities [1] on or before May 8, 2024 or [2] to extend the business combination deadline by an additional 7 months through December 8, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to May 8, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond May 8, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
Houston, Texas
April 4, 2024

TARGET GLOBAL ACQUISITION I CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$4,625	$394,251
Prepaid expenses	25,750	111,739

Total current assets	30,375	505,990
Investment held in Trust Account	43,419,605	222,234,685

Total assets	$43,449,980	$222,740,675

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$825,683	$157,805
Due to related party	263,951	127,419
Promissory Note—Related Party	2,011,015	500,000

Total current liabilities	3,100,649	785,224
Deferred underwriting commissions	3,760,690	7,521,380

Total liabilities	6,861,339	8,306,604
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 3,934,220 and 21,489,658 shares at redemption value of $11.04 and $10.34 at December 31, 2023 and 2022, respectively	43,419,605	222,234,685
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,347,415 and none outstanding (excluding 3,934,220 and 21,489,658 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	535	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000 and 5,372,415 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	537
Accumulated deficit	(6,831,501)	(7,801,151)

Total Shareholders’ Deficit	(6,830,964)	(7,800,614)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$43,449,980	$222,740,675

The accompanying notes are an integral part of these financial statements.

TARGET GLOBAL ACQUISITION I CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022
General and administrative expenses	$2,161,025	$1,097,439

Loss from operations	(2,161,025)	(1,097,439)
Other income:
Interest income on investment held in Trust Account	5,719,743	3,030,633
Change in fair value of overallotment liability	—	30,207

Total other income, net	5,719,743	3,060,840

Net income	$3,558,718	$1,963,401

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,827,287	21,489,658

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.21	$0.07

Basic and diluted, weighted average shares outstanding, Class B non-redeemable ordinary shares	5,372,415	5,372,415

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.21	$0.07

The accompanying notes are an integral part of these financial statements.

TARGET GLOBAL ACQUISITION I CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR
S
 ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 202 2	—	$—	5,372,415	$537	$—	$(6,724,379)	$(6,723,842)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(3,040,173)	(3,040,173)
Net income	—	—	—	—	—	1,963,401	1,963,401

Balance as of December 31, 2022	—	$—	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(6,349,758)	(6,349,758)
Partial waiver of deferred underwriters’ discount	—	—	—	—	—	3,760,690	3,760,690
Conversion of Class B Common Stockto Class A Common Stock	5,347,415	535	(5,347,415)	(535)	—	—	—
Net income	—	—	—	—	—	3,558,718	3,558,718

Balance as of December 31, 2023	5,347,415	$535	$25,000	$2	$—	$(6,831,501)	$(6,830,964)

The accompanying notes are an integral part of these financial statements.

TARGET GLOBAL ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net income	$3,558,718	$1,963,401
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(5,719,743)	(3,030,633)
Change in fair value of overallotment liability	—	(30,207)
Changes in operating assets and liabilities:
Prepaid expenses	85,989	252,712
Accounts payable and accrued expenses	667,878	(344,940)
Due to related party	136,532	120,000

Net cash used in operating activities	(1,270,626)	(1,069,667)

Cash flows from investing activity:
Extension contributions in Trust Account	(630,015)	—
Cash withdrawn from Trust Account in connection with redemption	185,164,838	—

Net cash provided by investing activity	184,534,823	—

Cash flow from a financing activities:
Proceeds from the promissory note—related party	1,511,015	457,844
Payment of redemptions	(185,164,838)	—

Net cash (used in) provided by financing activities	(183,653,823)	457,844

Net change in cash	(389,626)	(611,823)
Cash, beginning of the period	394,251	1,006,074

Cash, end of the period	$4,625	$394,251

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares subject to possible redemption value	$6,349,758	$3,040,173

Impact of the waiver of deferred underwriters’ discount	$3,760,690	$—

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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in Trust Account from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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
In connection with the IPO, the underwriters were granted a
45-day
option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,000,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On December 29, 2021, the underwriters purchased an additional 1,489,658 Over-Allotment Units pursuant to the exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $14,896,580 to the Company. Concurrently with the exercise of the Over-Allotment Option, the Company completed the private sale of 397,242 additional Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $595,863.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company must complete one or more initial Business Combinations with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding any deferred underwriting commission and taxes payable on the income earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
Following the closing of the IPO on December 13, 2021, and the exercise of the underwriter’s Over-Allotment Option on December 29, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was deposited into a Trust Account (the “Trust Account”). On November 24, 2023, we instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company.
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

The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $
11.20
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), if any). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
In connection with the Company’s IPO, the Sponsor, officers and directors of the Company entered into a letter agreement with the Company in which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, or such later period approved by the Company’s shareholder in accordance with the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, or such later approved by the Company’s shareholder in accordance with the Company’s Articles, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the Initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.
Extensions of Business Combination Deadline
The Company initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of our IPO if we extended the period of time to consummate a Business Combination, subject to our Sponsor depositing additional funds in our Trust Account) to complete an initial Business Combination.
On June 2, 2023, the Company amended its Articles to extend the date by which it has to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, the Company also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s revised Articles.
On December 15, 2023, the Company amended its Articles once again to extend the Termination Date from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Second Extension, the Company entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s revised Articles.

Liquidity, Capital Resources and Going Concern
As of December 31, 2023, the Company had cash outside the Trust Account of $4,625, available for working capital needs, and working deficit of $3,070,274.
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
The Company’s liquidity needs up to December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares to cover certain offering costs and the borrowings under certain unsecured promissory notes from the Sponsor of up to $950,000 (see Note 5 of the Financial Statements). As of December 31, 2023, the amounts under these notes were fully drawn and outstanding.

In addition, our Sponsor deposited $630,015 into the Trust Account in connection with our Second Extension.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.
If the Company is unable to complete a business combination within the deadline prescribed in the Company’s Articles, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), if any, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic
2014-15,
“Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.
Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations
Management is currently evaluating the impact of the current global economic uncertainty including as a result of high inflation, rising interest rates, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Trust Account
At of the date hereof, the assets held in the Trust Account were held in cash in an interest bearing demands deposit account.
As of December 31, 2022, the assets held in the Trust Account were held in treasury funds.
Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,625 and $394,251 in cash and no cash equivalents as of December 31, 2023 and 2022, respectively.
Investment Held in Trust Account
As of December 31, 2023, and 2022, the Company had $43,419,605 and $222,234,685 in the Trust Account, respectively. As of December 31, 2023, the assets held in the Trust Account were held in cash in an interest-bearing demands deposit account. As of December 31, 2022, the assets held in the Trust Account were held in United States Treasury securities.
Investments held in an interest-bearing demand deposit account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
The Investments held in United States Treasury securities were classified as held-to-maturity
securities. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity.
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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2023 and 2022 are as follows:

	Carrying Value as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Demand Deposit Account	$43,419,605	$—	$—	$43,419,605

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities Fund	$222,234,685	$—	$—	$222,234,685
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 3,934,220 and 21,489,658 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets as of December 31, 2023 and 2022, respectively.
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
capital and accumulated deficit.

As of December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$219,194,512
Plus:
Remeasurement of carrying value to redemption value	3,040,173

Class A ordinary shares subject to possible redemption, December 31, 2022	222,234,685
Less:
Redemptions	(185,164,838)
Plus:
Remeasurement of carrying value to redemption value	6,349,758

Class A ordinary shares subject to possible redemption, December 31, 2023	$43,419,605

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
On January 10, 2023, Bank of America (“BofA”), one of the two underwriters, executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690. The remaining balance of $3,760,690 owing to UBS, the second underwriter, will be due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, unless UBS expressly waives such commission, subject to the terms of the underwriting agreement. The impact of the partial waiver of the deferred underwriters’ fee was reflected in the Company’s statement of shareholders’ deficit for the current period.
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The basic and diluted income per ordinary share is calculated as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,455,515	$1,103,203	$1,570,721	$392,680
Denominator:
Basic and diluted weighted average shares outstanding	11,827,287	5,372,415	21,489,658	5,372,415
Basic and diluted net income per ordinary share	$0.21	$0.21	$0.07	$0.07
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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
Following the closing of the IPO and the partial exercise of the over-allotment by the underwriters on December 13, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units, was placed in the Trust Account. On November 24, 2023, we instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. On July 11, 2023, the Company issued an aggregate of 275,000 Class A ordinary shares to certain of the Company’s directors and executives upon the conversion of an equal number of Founder Shares held by such directors and executives. On November 29, 2023, pursuant to a securities exchange agreement between the Sponsor and a director of the Company (the “Director”), the Sponsor assigned and transferred to the Director 25,000 of the Company’s Class A ordinary shares in exchange for the simultaneous transfer and assignment to the Sponsor by the Director of 25,000 Founder Shares. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2023 and 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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
30
-trading
day period commencing at least 150 days after the initial Business Combination.

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
In addition, the Company and the Sponsor entered into the following promissory notes:

•
On November 11, 2022, the Sponsor agreed, under a separate promissory note, to loan the Company up to $500,000. This note is not interest bearing and it has to be repaid the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of December 31, 2023.

•
On June 27, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of December 31, 2023.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of December 31, 2023.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $250,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of December 31, 2023.

•
On December 15, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $1,000,000. This note is not interest bearing and it has to be repaid on or before December 31, 2025. This facility was partially drawn and $
431,000
was outstanding as of December 31, 2023.

Contribution Notes
In connection with the amendment of our Articles of June 2, 2023, the Contributor agreed to deposit into the Trust Account the June 2023 EGM Contributions for the maximum aggregate amount of $810,000. The June 2023 EGM Contributions are evidenced by the June 2023 EGM Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of December 31, 2023, an amount of $630,015 was drawn and contributed to the Trust Account and was outstanding under the June 2023 EGM Contribution Note.
The June 2023 EGM Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the Company’s IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the June 2023 EGM Contribution Note does not meet the definition of a derivative instrument.
In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account the December 2023 EGM Contributions for the maximum aggregate amount of $975,000. The December 2023 EGM Contributions are evidenced by the December 2023 EGM Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of December 31, 2023, no amount was drawn and contributed to the Trust Account and was outstanding under the December 2023 EGM Contribution Note.
The December 2023 EGM Contribution Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants sold concurrently with the Company’s IPO, each exercisable for one Class A ordinary share at a purchase price of $11.50 per share, at a price of $1.50 per warrant at the option of the Contributor. The conversion feature included in the December 2023 EGM Contribution Note does not meet the definition of a derivative instrument.

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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2023 and 2022, the Company had accrued $247,419 and $127,419, respectively, in due to related party for the administrative support services.
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
Unless expressly waived, the remaining balance o
f
$
3,760,690
 owed to UBS r
emains due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Service Provider Fees
As of December 31, 2023, the Company had accrued unbilled fees and costs for legal services totaling $694,590. In addition, there were contingent deferred legal fees of $770,000.00 related to the Company’s IPO, which fees will become payable only upon the successful completion of the SPAC’s initial business combination.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.
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
On November 29, 2023, pursuant to a securities exchange agreement between the Sponsor and the Director, the Sponsor assigned and transferred to the Director 25,000 of our Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Sponsor by the Director of 25,000 Class B ordinary shares of the Company.
As of December 31, 2023, there were 5,347,415 Class A ordinary shares outstanding (of which 3,934,220 Class A ordinary shares subject to possible redemption).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2023 and 2022, there were 25,000 and 5,372,415 Class B ordinary shares outstanding, respectively.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder hares will never occur on a less than one-for-one
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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$43,419,605	$43,419,605	$—	$—
	$43,419,605	$43,419,605	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities Fund	$222,234,685	$222,234,685	$—	$—
	$222,234,685	$222,234,685	$—	$—
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 9, 2024, the Sponsor agreed, under a promissory note, to loan the Company an amount of $250,000. This note is not interest bearing and it has to be repaid on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummates its initial business combination.
On January 9, 2024, the Sponsor agreed, under an additional promissory note, to loan the Company an additional an amount of $345,000. This note is not interest bearing and it has to be repaid on the date on which the Comp any
consummates its initial business combination.
On January 11, 2024, in connection with the Second Extension, the
Sponsor
deposited an amount of $345,000 into the Trust Account as a December 2023 EGM Contribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2024.

TARGET GLOBAL ACQUISITION I CORP.

By:	/s/ Shmuel Chafets
Name: Shmuel Chafets
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name	Position	Date
/s/ Shmuel Chafets	Chief Executive Officer (Principal Executive Officer)	April 4, 2024
Shmuel Chafets

/s/ Heiko Dimmerling	Chief Financial Officer and Director	April 4, 2024
Heiko Dimmerling	(Principal Financial and Accounting Officer)

/s/ Yaron Valler	Chief Investment Officer	April 4, 2024
Yaron Valler

/s/ Jeffrey Clarke	Director	April 4, 2024
Jeffrey Clarke

/s/ Gerhard Cromme	Chairman and Director	April 4, 2024
Gerhard Cromme

/s/ Sigal Regev	Director	April 4, 2024
Sigal Regev

/s/ Lars Hinrichs	Director	April 4, 2024
Lars Hinrichs

/s/ Michael Abbott	Director	April 4, 2024
Michael Abbott