Form 10-Q
period 2024-03-31
Target Global Acquisition I Corp.
filed 2024-05-15
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TARGET GLOBAL ACQUISITION I CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41135	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
PO Box 10176
Governor’s Square 23
Lime Tree Bay Avenue
,
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
of the Exchange Act): Yes
☒
No ☐
As of the day of this Quarterly Report on Form
10-Q,
9,281,635 Class A ordinary shares, par value $0.0001 per share, and 25,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Houston, Texas

TARGET GLOBAL ACQUISITION I CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$10,044	$4,625
Prepaid expenses	60,750	25,750

Total current assets	70,794	30,375
Investment held in Trust Account	44,244,173	43,419,605

Total assets	$44,314,967	$43,449,980

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,155,368	$825,683
Due to related party	293,951	263,951
Promissory Note—Related Party	2,626,015	2,011,015

Total current liabilities	4,075,334	3,100,649
Deferred underwriting commissions	3,760,690	3,760,690

Total liabilities	7,836,024	6,861,339
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 3,934,220 shares at redemption value of $11.25 and $11.04 at March 31, 2024 and December 31, 2023, respectively	44,244,173	43,419,605
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,347,415 outstanding (excluding 3,934,220 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	535	535
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000 and 25,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Accumulated deficit	(7,765,767)	(6,831,501)

Total Shareholders’ Deficit	(7,765,230)	(6,830,964)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$44,314,967	$43,449,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$589,266	$252,243

Loss from operations	(589,266)	(252,243)
Other income:
Interest income on investment held in Trust Account	479,568	2,358,022

Total other income, net	479,568	2,358,021

Net income (loss)	$(109,698)	$2,105,779

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,934,220	21,489,658

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.01)	$0.08

Basic and diluted, weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,372,415	5,372,415

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.01)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	5,347,415	$535	$25,000	$2	$—	$(6,831,501)	$(6,830,964)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(824,568)	(824,568)
Net loss	—	—	—	—	—	(109,698)	(109,698)

Balance as of March 31, 2024	5,347,415	$535	25,000	$2	$—	$(7,765,767)	$(7,765,230)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,358,022)	(2,358,022)
Partial waiver of deferred underwriters’ discount	—	—			3,760,690	—	3,760,690
Net income	—	—	—	—	—	2,105,779	2,105,779

Balance as of March 31, 2023	—	$—	5,372,415	$537	$3,760,690	$(8,053,394)	$(4,292,167)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(109,698)	$2,105,779
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(479,568)	(2,358,022)
Changes in operating assets and liabilities:
Prepaid expenses	(35,000)	4,412
Accounts payable and accrued expenses	329,685	19,144
Due to related party	30,000	30,000

Net cash used in operating activities	(264,581)	(198,687)

Cash flow from investing activities:
Extension contributions in Trust Account	(345,000)	—

Net cash used in investing activities	(345,000)	—

Cash flow from financing activities:
Proceeds from the promissory note—related party	615,000	—

Net cash provided by financing activities	615,000	—

Net change in cash	5,419	(198,687)
Cash, beginning of the period	4,625	394,251

Cash, end of the period	$10,044	$195,564

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares subject to possible redemption value	$824,568	$2,358,022

Impact of the waiver of deferred underwriters’ discount	$—	$3,760,690

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
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from
February 2, 2021
(inception) through March 31, 2024 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in a U.S. based Trust Account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Continental” or “CST”) from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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

Following the closing of the IPO on December 13, 2021, and the exercise of the underwriter’s Over-Allotment Option on December 29, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was deposited into a Trust Account. On November 24, 2023, the Company instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of its Business Combination or the liquidation of the Company.
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within the deadline prescribed in the Company’s amended and restated memorandum and articles of association (the “Articles”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the deadline prescribed in the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $11.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses)). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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

Extensions of Business Combination Deadline
The Company initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of the Company’s IPO if the Company extended the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) to complete an initial Business Combination.
On June 2, 2023, the Company amended its Articles to extend the date by which it has to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the date by which the Company has to consummate an initial Business Combination (the “Termination Date”) on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with such extension, the Company also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s revised Articles.
On December 15, 2023, the Company amended its Articles once again to extend the Termination Date from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with such Second Extension, the Company entered into another amendment to the Trust Agreement to align the date on which Continental must
commence liquidation of the Trust Account to the dates stipulated in the Company’s further revised Articles.
Liquidity, Capital Resources and Going Concern
As of March 31, 2024, the Company had cash outside the Trust Account of $10,044, available for working capital needs, and working
deficit of $4,004,540.
Until consummation of its Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
The Company’s liquidity needs up to March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares (as defined below) to cover certain offering costs and the borrowings under certain unsecured promissory notes from the Sponsor of up to $950,000 (see Note 5 of the Financial Statements). As of March 31, 2024, the amounts under these notes were fully drawn and outstanding. In addition, the Sponsor deposited $630,015 into the Trust Account in connection with the Second Extension.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.

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
“Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties and Factors That May Adversely Affect the Company’s Results of Operations
Management is currently evaluating the impact of the current global economic uncertainty including as a result of high inflation, rising interest rates, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and the ability to complete a Business Combination.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023, which contains the audited financial statements and notes thereto for year ended December 31, 2023 as filed with the SEC on April 4, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
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
Trust Account
At the date hereof and as of December 31, 2023, respectively, the assets held in the Trust Account were held in cash in an interest bearing demands deposit account. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $10,044 and $4,625 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account
As of March 31, 2024 and December 31, 2023, the Company had $44,244,173 and $43,419,605 in the Trust Account, respectively. As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in cash in an interest-bearing demands deposit account.
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 3,934,220 and 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets as of March 31, 2024 and December 31, 2023, respectively.
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
capital and accumulated deficit.
As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	222,234,685
Less:
Redemptions	(185,164,838)
Plus:
Remeasurement of carrying value to redemption value	6,349,758

Class A ordinary shares subject to possible redemption, December 31, 2023	43,419,605
Plus:
Remeasurement of carrying value to redemption value	824,568

Class A ordinary shares subject to possible redemption, March 31, 2024	$44,244,173

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the
ASC-340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic
5A-“Expenses
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

Net Income (Loss) Per Ordinary Share
Net income per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. At March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income (loss) per share for the period presented.
The basic and diluted income (loss) per ordinary share is calculated as follows:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(46,073)	$(63,625)	$1,684,623	$421,156
Denominator:
Basic and diluted weighted average shares outstanding	3,934,220	5,372,415	21,489,658	5,372,415
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.08	$0.08
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share-Based Compensation
The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.
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
Following the closing of the IPO and the partial exercise of the over-allotment by the underwriters on December 13, 2021, $219,194,512 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units, was placed in the Trust Account. On November 24, 2023, the Company instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Company’s Business Combination or the liquidation of the Company.
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

If the Company does not complete the initial Business Combination within the deadline prescribed by the Company’s Articles, the Private Placement Warrants will expire w
or
thless.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. On July 11, 2023, the Company issued an aggregate of 275,000 Class A ordinary shares to certain of the Company’s directors and executives upon the conversion of an equal number of Founder Shares held by such directors and executives. On November 29, 2023, pursuant to a securities exchange agreement between the Sponsor and a director of the Company (the “Director”), the Sponsor assigned and transferred to the Director 25,000 of the Company’s Class A ordinary shares in exchange for the simultaneous transfer and assignment to the Sponsor by the Director of 25,000 Founder Shares. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2024 and December 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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

In addition, the Company and the Sponsor entered into the following promissory notes:

•
On November 11, 2022, the Sponsor agreed, under a separate promissory note, to loan the Company up to $500,000. This note is not interest bearing and it has to be repaid the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of March 31, 2024.

•
On June 27, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of March 31, 2024.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of March 31, 2024.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $250,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of March 31, 2024.

•
On December 15, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $1,000,000. This note is not interest bearing and it has to be repaid on or before December 31, 2025. This facility was partially drawn and $431,000 was outstanding as of March 31, 2024.

•
On January 9, 2024, the Sponsor agreed, under a promissory note, to loan the Company an amount of $
250,000
. This note is not interest bearing and it has to be repaid on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummates its initial business combination.

•
On January 9, 2024, the Sponsor agreed, under an additional promissory note, to loan the Company an additional an amount of $345,000. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination.

Contribution Notes
In connection with the amendment of the Articles of June 2, 2023, the Contributor agreed to deposit into the Trust Account the June 2023 EGM Contributions for the maximum aggregate amount of $810,000. The June 2023 EGM Contributions are evidenced by a non-interest
bearing, unsecured convertible promissory note to our Sponsor (the “June 2023 EGM Contribution Note”) and will be repayable by the Company upon consummation of a Business Combination. As of March 31, 2024, an amount of $630,015 was drawn and contributed to the Trust Account and was outstanding under the June 2023 EGM Contribution Note.
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
In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account the December 2023 EGM Contributions for the maximum aggregate amount of $975,000. The December 2023 EGM Contributions are evidenced by the December 2023 EGM Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of March 31, 2024 and December 31, 2023, $345,000 and $0, respectively, was drawn and contributed to the Trust Account and was outstanding under the December 2023 EGM Contribution Note, respectively.

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
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2024 and December 31, 2023, the Company had accrued $277,419 and $247,419, respectively, for the administrative support services which are included in due to related party in the Company’s balance sheet.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
The underwriters were paid underwriting commission of $0.20 per unit, or $4,000,000 in the aggregate, upon the closing of the IPO. In addition, $7,521,480, in the aggregate, was originally payable to the Company’s underwriters for deferred underwriting commission.
On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690.
Unless expressly waived, the remaining balance of $3,760,690 owed to UBS remains due and payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Service Provider Fees
As of March 31, 2024, the Company had accrued unbilled fees and costs for legal services totaling $694,590. In addition, there were contingent deferred legal fees of $770,000.00 related to the Company’s IPO, which fees will become payable only upon the successful completion of the SPAC’s initial business combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024
and
December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024, there were 5,347,415 Class A ordinary shares outstanding (excluding 3,934,220 Class A ordinary shares subject to possible redemption which have been issued).
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
On November 29, 2023, pursuant to a securities exchange agreement between the Sponsor and the Director, the Sponsor assigned and transferred to the Director 25,000 of the Company’s Class A ordinary shares in exchange for the simultaneous transfer and assignment to the Sponsor by the Director of 25,000 Class B ordinary shares of the Company.
As of March 31, 2024 and December 31, 2023, there were 5,347,415 Class A ordinary shares outstanding (
includin
g
 3,934,220 Class A ordinary shares subject to possible redemption).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2024 and December 31, 2023, there were 25,000 and 25,000 Class B ordinary shares outstanding, respectively.

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
The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed; provided that, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$44,244,173	$44,244,173	$—	$—
	$44,244,173	$44,244,173	$—	$—

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$43,419,605	$43,419,605	$—	$—
	$43,419,605	$43,419,605	$—	$—
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.
On May 6, 2024, the Company elected to extend the Termination Date by one month, until June 8, 2024. In connection with such extension, on May 6, 2024, the Contributor deposited $90,000 into the Trust Account as a December 2023 EGM Contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Target Global Acquisition I Corp.,” “our,” “us” or “we” refer to Target Global Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In addition, the Sponsor, its affiliates and designees agreed to deposit into the Trust Account as a loan (a “June 2023 EGM Contribution,” and the Sponsor, its affiliate or designee making such June 2023 EGM Contribution, a “Contributor”) (i) on June 14, 2023, with respect to the extension to September 13, 2023, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such additional month, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of June 2023 EGM Contributions being $810,000. It was further agreed that the June 2023 EGM Contributions will be evidenced by the June 2023 EGM Contribution Note and will be repayable by the Company upon the Maturity Date.

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

As of March 31, 2024, the total June 2023 EGM Contribution into the Trust Account was $975,015.

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

As of March 31, 2024 and December 31, 2023, the total December 2023 EGM Contribution into the Trust Account was $975,015 and 630,015, respectively.

If we have not consummated an initial Business Combination within the deadline prescribed in our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the deadline prescribed in the Company’s Articles.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had cash outside the Trust Account of $10,044, available for working capital needs, and working capital deficit of $4,004,540. Until consummation of our Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $950,000. As of March 31, 2024 and December 31, 2023, the amounts under these notes were fully drawn and outstanding. In addition, our Sponsor deposited $345,000 and $630,015 into the Trust Account in connection with our Second Extension as of March 31, 2024 and December 31, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.

If we are unable to complete a business combination within the deadline prescribed in our Articles, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account, and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2024 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in Trust Account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $109,698, which consisted of income from investments held in the Trust Account and operating account of $479,568, offset by general and administrative expenses of $589,266.

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

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation our initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $30,000 of administrative support fees for the three months ended March 31, 2024 and 2023, respectively. None of the amounts incurred for the administrative support were paid since the date of the IPO and total unpaid amounts of $277,419 of $247,419 were included in the Due to Related Party on the Company’s balance sheets as of March 31, 2024, and December 31, 2023.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 3,934,220 and 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of March 31, 2024 and December 31, 2023, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings for the three months ended March 31, 2024 and 2023. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with SEC on April 4, 2024.

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

TARGET GLOBAL ACQUISITION I CORP.

Date: May 15, 2024	By:	/s/ Shmuel Chafets
	Name:	Shmuel Chafets
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Financial Officer (Principal Financial Officer)