Form 10-Q
period 2024-06-30
Target Global Acquisition I Corp.
filed 2024-08-20
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
of the Exchange Act): Yes ☒ No ☐
As of August 20, 2024,
7,128,431 Class A ordinary shares, par value $0.0001 per share, and 25,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Houston, Texas

TARGET GLOBAL ACQUISITION I CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS AS OF JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$5,693	$4,625
Prepaid expenses	45,499	25,750

Total current assets	51,192	30,375
Investment held in Trust Account	44,901,194	43,419,605

Total assets	$44,952,386	$43,449,980

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$385,897	$825,683
Due to related party	413,822	263,951
Promissory Note—Related Party	1,302,581	2,011,015

Total current liabilities	2,102,300	3,100,649
Deferred underwriting commissions	—	3,760,690

Total liabilities	2,102,300	6,861,339

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 3,934,220 shares at redemption value of $11.41 and $11.04 at June 30, 2024 and December 31, 2023, respectively	44,901,194	43,419,605
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,347,415 outstanding (excluding 3,934,220 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	535	535
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Accumulated deficit	(2,051,645)	(6,831,501)

Total Shareholders’ Deficit	(2,051,108)	(6,830,964)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$44,952,386	$43,449,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$210,326	$759,843	$799,592	$1,012,085

Loss from operations	(210,326)	(759,843)	(799,592)	(1,012,085)
Other income:
Recovery of previously incurred costs	476,542	—	476,542	—
Interest income on investment held in Trust Account	477,021	2,132,916	956,589	4,490,937

Total other income	953,563	2,132,916	1,433,131	4,490,937

Net income	$743,237	$1,373,073	$633,539	$3,478,852

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,934,220	17,194,439	3,934,220	19,330,183

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.06	$0.07	$0.14

Basic and diluted, weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,372,415	5,372,415	5,372,415	5,372,415

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.06	$0.07	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares Not subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	5,347,415	$535	$25,000	$2	$—	$(6,831,501)	$(6,830,964)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(824,568)	(824,568)
Net loss	—	—	—	—	—	(109,698)	(109,698)

Balance as of March 31, 2024	5,347,415	$535	25,000	$2	$—	$(7,765,767)	$(7,765,230)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(657,021)	(657,021)
Waiver of deferred underwriting commissions	—	—	—	—	—	3,760,690	3,760,690
Equity contribution	—	—	—	—	—	1,867,216	1,867,216
Net income	—	—	—	—	—	743,237	743,237

Balance as of June 30, 2024	5,347,415	$535	25,000	$2	$—	$(2,051,645)	$(2,051,108)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A ordinary shares to redemption value	—	—	—	(2,358,022)	(2,358,022)
Waiver of deferred underwriting commissions			—	3,760,690	3,760,690
Net income	—	—	—	2,105,779	2,105,779

Balance as of March 31, 2023	5,372,415	$537	$—	$(4,292,704)	$(4,292,167)
Accretion for Class A ordinary shares to redemption value	—	—	—	(2,402,931)	(2,402,931)
Net income	—	—	—	1,373,073	1,373,073

Balance as of June 30, 2023	5,372,415	$537	$—	$(5,322,561)	$(5,322,024)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2024 AND 2023

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$633,539	$3,478,852
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(956,589)	(4,490,937)
Changes in operating assets and liabilities:
Prepaid expenses	(19,749)	69,623
Accounts payable and accrued expenses	(439,786)	494,497
Due to related party	216,403	60,000

Net cash used in operating activities	(566,182)	(387,965)

Cash flows from investing activities:
Extension contributions in Trust Account	(525,000)	(270,015)
Cash withdrawn from Trust Account in connection with redemption	—	178,982,472

Net cash (used in) provided by investing activities	(525,000)	178,712,457

Cash flow from financing activity:
Redemption of shares	—	(178,982,472)
Payment of promissory note—related party	1,092,250	270,015

Net cash provided by (used in) a financing activity	1,092,250	(178,712,457)

Net change in cash	1,068	(387,965)
Cash, beginning of the period	4,625	394,251

Cash, end of the period	$5,693	$6,286

Supplemental disclosure of cash flow information:
Waiver of deferred underwriting commissions	$3,760,690	$3,760,690

Equity contribution	$1,867,216	$—

Accretion for Class A ordinary shares to redemption	$1,481,589	$4,760,952

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
As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 2, 2021(inception) through June 30, 2024 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in a U.S. based Trust Account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Continental” or “CST”) from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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
2024 Securities Assignment Agreement
On May 31, 2024, CIIG Management III LLC (“CIIG III”) entered into a Securities Assignment Agreement (the “Assignment Agreement” or “Transaction”), by and between
t
he Sponsor, the Company and CIIG III, whereby the Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500
Class B ordinary shares of the Company to CIIG III. In connection with entry into the Assignment Agreement, CIIG III entered into a Purchaser Insider Letter (defined below) and a joinder agreement to the Registration and Shareholder Rights Agreement, as amended entered into by the Sponsor in connection with the Company’s initial public offering.
According to the provisions of the Assignment Agreement, Sponsor agreed that it will pay all operating expenses of the Company and the Sponsor (i) incurred and accrued through May 29, 2024 other than any expenses related to the extraordinary general meeting of shareholders to be held on July 10, 2024 (the “Shareholder Meeting”) and (ii) otherwise related to the year ended December 31, 2023, including, but not limited to, the following: (A) all costs related to the audit of the Company’s 2023 and first quarter of 2024 financial statements, (B) all costs related to any required regulatory filings pertaining to calendar year 2023 and first quarter of 2024 (e.g., 8-K, 10-Q and 10-K filings), which may be filed in the calendar year 2024, (C) all costs related to any required tax filings of the Company or the Sponsor for the year ended December 31, 2023, (D) any other expenses incurred in calendar year 2023 and first quarter of 2024 prior to the closing of the Purchaser’s purchase of the Class A Ordinary Shares and the Class B Ordinary Shares, and (E) premiums for director and officers insurance incurred by the Company for all periods prior to June 8, 2024 (collectively, the “Legacy Expenses”); provided, however, that the Sponsor shall be reimbursed for any Legacy Expenses payable as of the closing date of the Transaction in an amount up to $1,750,000 with such reimbursement being contingent on the Company consummating an initial business combination and such Legacy Expenses being approved and incorporated as part of such initial business combination (the “Reimbursement”). The Company will use its best efforts to have the Legacy Expenses (i) approved and incorporated as part of such initial business combination and (ii) paid on a pari passu
basis with all other Legacy expenses incurred as part of the initial business combination. The Sponsor has agreed to satisfy or settle any liabilities incurred prior to the Transaction closing date not covered by the Reimbursement and provided the Purchaser documented agreements as to such ten business days prior to the closing of the Transaction.
Each of the Sponsor and the Purchaser agreed that they will be responsible for their respective legal expenses incurred to consummate the Transaction, and the Purchaser further agreed that it would be responsible thereafter for any fees and expenses (including but not limited to legal, accounting, printer and transfer agent fees), and any additional consideration (including in the form of Class A ordinary shares or Class B ordinary shares or other securities) paid to shareholders in connection with the extension of the Company’s maturity date as detailed in the Company’s Amended and Restated Memorandum and Articles of Association. The Purchaser also agreed to be responsible for any operating expenses incurred from the closing date of the Transaction through the closing of the Company’s initial business combination (unless as otherwise described in the Assignment Agreement), including (A) expenses related to D&O insurance coverage extension incurred on and after June 8, 2024, (B) monthly operating expenses due to the Company’s transfer agent and (C) quarterly operating expenses due to the Company’s auditor, financial printer, and accounting vendor.
In connection with the Company’s IPO and the Transaction, the Sponsor, CIIG III, officers and directors of the Company entered into letter agreements (the “Insider Letters”) with the Company in which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, or such later period approved by the Company’s shareholders in accordance with the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
In connection with the Transaction, the
Lock-Up
period definition in the Insider Letters were amended with the consent of the Company and the IPO underwriters. In addition, the Company received a waiver in connection with the Transaction from the lead underwriter of its entitlement to receive the payment of its portion of the Deferred Discount. Pursuant to the Insider Letter with CIIG III, CIIG III and the Chief Executive Officer have agreed that, it or he shall not Transfer 50% of the Founder Shares (or any Class A Ordinary Shares issuable upon conversion thereof) until the completion of the Company’s initial Business Combination and 50% of the Founder Shares (or any Class A Ordinary Shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Busine
s
s Combination.
On May 31, 2024, Michael Minnick was appointed as the Chief Executive Officer of the Company.

Extensions of Business Combination Deadline
The Company initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of the Company’s IPO if the Company extended the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) to complete an initial Business Combination.
On June 2, 2023, the Company amended its Articles to extend the date by which it has to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the date by which the Company has to consummate an initial Business Combination (the “Termination Date”) on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with this extension, the Company also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s revised Articles. In connection with this extension, stockholders holding 16,994,128 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $178,982,472 (approximately $10.53 per share) was removed from the Company’s Trust Account to pay such holders.
On December 15, 2023, the Company amended its Articles once again to extend the Termination Date from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with such Second Extension, the Company entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s further revised Articles. In connection with this extension, stockholders holding 561,310 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $6,182,366 (approximately $11.01 per share) was removed from the Company’s Trust Account to pay such holders.
On May 6, 2024, the Company elected to extend the Termination Date by one month, until June 8, 2024. In connection with such extension, on May 6, 2024, the Contributor deposited $90,000 into the Trust Account as a December 2023 EGM Contribution.
On June 6, 2024, the Company elected to extend the Termination Date by one month, until July 8, 2024. In connection with such extension, on June 8, 2024, the Contributor deposited $90,000 into the Trust Account.
On July 10, 2024 the Company held its Shareholder Meeting in lieu of an annual general meeting of shareholders. At the Shareholder Meeting, the shareholders of the Company also approved to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to eliminate the requirement to make monthly cash deposits to the Trust Account in order to extend the date by which the Company has to consummate a Business Combination (the “Termination Date”) from July 8, 2024 to December 9, 2024 (the “The Third Extensions”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has by the Articles Extension Date entered into a letter of intent or definitive binding agreement to consummate a Business Combination, on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025. As a result of the approval of the Articles, an additional $5,806.45 was deposited into the Trust Account representing the two-day
prorated amount of the $
90,000
monthly deposit for a 31 day month for the July
8-9,
2024 period.
Liquidity, Capital Resources and Going Concern
As of June 30, 2024, the Company had cash outside the Trust Account of $5,693, available for working capital needs, and working deficit of $2,051,108.
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
The Company’s liquidity needs up to June 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares (as defined below) to cover certain offering costs and the borrowings under certain unsecured promissory notes from the Sponsor of up to $2,038,250
(see Note 5 of the Financial Statements). As of June 30, 2024, the amounts under these notes were fully drawn and outstanding. In addition, the Sponsor deposited $
1,065,015
into the Trust Account in connection with the extensions.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of June 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Qand
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
for the year ended December 31, 2023, which contains the audited financial statements and notes thereto for year ended December 31, 2023 as filed with the SEC on April 4, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
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
Accor
dingly, the actual results could differ significantly from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,693 and $4,625 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account
As of June 30, 2024 and December 31, 2023, the Company had $44,901,194 and $43,419,605 in the Trust Account, respectively. As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in cash in an interest-bearing demands deposit account.
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets as of June 30, 2024 and December 31, 2023.
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
capital and accumulated deficit.
As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	222,234,685
Less:
Redemptions	(185,164,838)
Plus:
Remeasurement of carrying value to redemption value	6,349,758

Class A ordinary shares subject to possible redemption, December 31, 2023	43,419,605
Plus:
Remeasurement of carrying value to redemption value	1,481,589

Class A ordinary shares subject to possible redemption, June 30, 2024	$44,901,194

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the
ASC-340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic5A- “Expenses of Offering.”
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
On January 10, 2023, Bank of America (“BofA”), one of the two underwriters, executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690. On May 29, 2024, UBS, the other of the two underwriters, executed a waiver letter confirming UBS’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690.

Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. At June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The basic and diluted income per ordinary share is calculated as follows:

	For the Three Months Ended June 30,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net income per ordinary share
Numerator:

Allocation of net income	$312,160	$431,077	$1,043,535	$329,538
Denominator:
Basic and diluted weighted average shares outstanding	3,934,220	5,372,415	17,194,439	5,372,415
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.06	$0.06

	For the Six Months Ended June 30,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$266,086	$367,453	$2,713,505	$765,347
Denominator:
Basic and diluted weighted average shares outstanding	3,934,220	5,372,415	19,330,183	5,372,415
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share-Based Compensation
The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.
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

If the Company does not complete the initial Business Combination within the d
e
adline prescribed by the Company’s Articles, the Private Placement Warrants will expire worthless.
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

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. On July 11, 2023, the Company issued an aggregate of 275,000 Class A ordinary shares to certain of the Company’s directors and executives upon the conversion of an equal number of Founder Shares held by such directors and executives. On November 29, 2023, pursuant to a securities exchange agreement between the Sponsor and a director of the Company (the “Director”), the Sponsor assigned and transferred to the Director 25,000 of the Company’s Class A ordinary shares in exchange for the simultaneous transfer and assignment to the Sponsor by the Director of 25,000 Founder Shares. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2024 and December 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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

On May 31, 2024, the Sponsor transferred 3,533,191 Class A and 17,500 Class B Ordinary Shares to CIIG III.
On May 31, 2024 as part of the terms of the 2024 Securities Assignment Agreement, described in Note 1
.
In connection with the Transaction, the
Lock-Up
period definition in the Insider Letters were amended with the consent of the Company and the IPO underwriters. Pursuant to the Insider Letter with CIIG III, CIIG III and the Chief Executive Officer have agreed that, it or he shall not Transfe
r

50%
of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof) until the completion of the Company’s initial Business Combination and
 50%
of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds
 $12.00 per share (subject to adjustment) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination.
In connection with the Shareholder Meeting, the Company and CIIG III entered into non-redemption
agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregat
e of 1,679,608
Class A ordinary shares.
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

In addition, the Company and the Sponsor entered into the following promissory notes:

•
On November 11, 2022, the Sponsor agreed, under a separate promissory note, to loan the Company up to $500,000. This note is not interest bearing and it has to be repaid the date on which the Company consummates its initial business combination. This facility was fully drawn as of June 30, 2024.

•
On June 27, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn as of June 30, 2024.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn as of June 30, 2024.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $250,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn as of June 30, 2024.

•
On December 15, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional amount of $
1,000,000.
This note is not interest bearing and it has to be repaid on or before December 31, 2025. The Company has drawn $701,000 under terms of this note as of June 30, 2024.

•
On March 26, 2024, the Sponsor agreed, under a separate promissory note, to loan the Company additional amount of $
80,000
. This note is not interest bearing and it has to be repaid on or before
December 31, 2025
. The Company has drawn $
57,250
 under terms of this note as of June 30, 2024.

•
On May 14, 2024, the Sponsor agreed, under an additional promissory note, to loan the Company additional amount of $
30,000
. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination. This facility was fully drawn as of June 30, 2024.

•
On May 17, 2024, the Sponsor agreed, under an additional promissory note, to loan the Company additional amount of $
300,000
. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination. The Company has drawn $
300,000
 under terms of this note as of June 30, 2024
.

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
The
amount of $630,015 was drawn and contributed to the Trust Account and was outstanding under the June 2023 EGM Contribution Note as of June 30, 2024 and December 31, 2023.
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
In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account the December 2023 EGM Contributions for the maximum aggregate amount of $975,000. The December 2023 EGM Contributions are evidenced by the December 2023 EGM Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of June 30, 2024
,
and December 31, 2023, $435,000 and $0, respectively, was drawn and contributed to the Trust Account and was outstanding under the December 2023 EGM Contribution Note, respectively.

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
2024 Securities Assignment Agreement
Pursuant to the Assignment Agreement, Sponsor agreed to reduce to zero any remaining balance of the promissory notes issued to the Company on November 11, 2022, June 27, 2023, August 17, 2023, December 15, 2023, and January 9, 2024, and the contribution notes issued to the Company on June 2, 2023 and January 9, 2024 in excess of $1,750,000 and have the $1,750,000 balance of the promissory notes and contribution notes paid as part of the Reimbursement so long as the inclusion of such balance does not result in the aggregate amount of Legacy Expenses exceeding $1,750,000. The residual amount of promissory notes to the Sponsor as of June 30, 2024 is $1,302,581, which is reflected in the Company’s balance sheet.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on an on-interest
basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans.
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2024 and December 31, 2023, the Company had accrued $313,951 and $247,419
, respectively, for the administrative support services. According to the terms of the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of
$
247,419
which is included in the amount due to related party in the Company’s balance sheet as of June 30, 2024 , and which is expected to be paid at the completion of Business Combination.
Advances from CIIG III
Subsequent to the date of the Transaction, CIIG III paid certain operating expenses of the Company. A total of such payments amounted to $166,403, which is included in the due to related party in the Company’s balance sheet as of June 30, 2024.
Dissolution Expenses
On June 25, 2024, the Board of Directors agreed to waive the Company’s right under Article 49 of the Company’s Amended and Restated Memorandum and Articles of Association to access up to $100,000 of interest from the Company’s trust account established in connection with Company’s initial public offering in the event Proposals 1 and 2 were approved at the Company’s July 10, 2024 Shareholder Meeting. As a result of the approval of Proposals 1 and 2 at the Company’s July 10, 2024 Shareholder Meeting, CIIG Management III LLC, a Delaware limited liability company, has agreed to pay up to $100,000 of dissolution expenses that might occur in the event a business combination transaction does not occur.
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
The underwriters were paid underwriting commission of $0.20 per unit, or $4,000,000 in the aggregate, upon the closing of the IPO. In addition, $7,521,380, in the aggregate, was originally payable to the Company’s underwriters for deferred underwriting commission.
On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690.
On May 29, 2024, UBS executed a waiver letter confirming UBS’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement in the amount of $3,760,690.

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 5,347,415 Class A ordinary shares outstanding (excluding 3,934,220 Class A ordinary shares subject to possible redemption which have been issued).
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
As of June 30, 2024 and December 31, 2023, there were 9,281,635 Class A ordinary shares outstanding (including 3,934,220 Class A ordinary shares subject to possible redemption).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2024 and December 31, 2023, there were 25,000 Class B ordinary shares outstanding.

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
As of November 2, 2023, the Company accounted for 14,227,128 warrants (including 7,163,219 Public Warrants and 7,063,909 Private Placement Warrants) in accordance with the guidance contained in
ASC815-40.

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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$44,901,194	$44,901,194	$—	$—
	$44,901,194	$44,901,194	$—	$—

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$43,419,605	$43,419,605	$—	$—
	$43,419,605	$43,419,605	$—	$—
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
On July 10, 2024 the Company held the Shareholder Meeting in lieu of an annual general meeting of shareholders. At the Shareholder Meeting, the shareholders of the Company also approved to amend the Company’s Articles to eliminate the requirement to make monthly cash deposits to the Trust Account in order to extend the Termination Date from July 8, 2024 to December 9, 2024 (the “The Third Extension”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has entered into a letter of intent or definitive binding agreement to consummate a Business Combination by the Termination Date, on a monthly basis up to six times by an additional one month each time, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025. In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 2,153,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.43 per share. As a result, $
24,603,697 will be removed from the Trust Account to redeem such shares and 7,128,431
Class A ordinary shares of the Company will remain outstanding after the redemption has been effected. Upon payment of the redemption, $
20,350,872 will remain in the Trust Account. As a result of the approval of the Articles, an additional $5,806.45 was deposited into the Trust Account representing the two-day prorated amount of the $90,000 monthly deposit for a 31 day month for the July 8-9, 2024 period. In connection with the Shareholder Meeting, the Company and CIIG III entered into non-redemption agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregate of 1,679,608 Class A ordinary shares, par value $0.0001 per share.

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

On June 2, 2023, we amended our Articles to extend the date by which we have to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, we also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. In connection with this extension, stockholders holding 16,994,128 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $178,982,472 (approximately $10.53 per share) was removed from the Company’s Trust Account to pay such holders.

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

On December 15, 2023, we amended our Articles once again to extend the date by which we have to consummate an initial Business Combination from January 13, 2024 to July 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Second Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. In connection with this extension, stockholders holding 561,310 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $6,182,366 (approximately $11.01 per share) was removed from the Company’s Trust Account to pay such holders.

In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account a December 2023 EGM Contribution (i) on or before January 13, 2024, with respect to the extension to May 8, 2024, an amount equal to $345,000, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to $90,000, with the maximum aggregate amount of December 2023 EGM Contributions being $975,000. It was further agreed that the December 2023 EGM Contributions will be evidenced by a December 2023 EGM Contribution Note and will be repayable by the Company upon the completion of Business Combination. On January 11, 2024, in connection with the Second Extension, the Contributor deposited $345,000 into the Trust Account as a December 2023 EGM Contribution. Further $180,000 was deposited in the Trust Account through June 30, 2024.

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

On May 31, 2024, Shmuel Chafets informed the Company of his decision to resign as Chief Executive Officer (“CEO”) of the Company, effective immediately. Also on May 31, 2024, the board of directors of the Company appointed Mr. Michael Minnick as CEO of the Company, effective immediately.

Additionally, in connection with this appointment, Mr. Minnick entered into an indemnity agreement and an insider letter (the “Purchaser Insider Letter”) with the Company. CIIG III entered into an identical Purchaser Insider Letter. The indemnity agreement and Purchaser Insider Letter are similar to the indemnity agreements and insider letters that the directors and officers of the Company entered into at the time of the Company’s initial public offering provided however the Lock-Up period definition in the Purchaser Insider Letter was amended with the consent of the Company and the other parties in accordance with the terms of the insider letter.

On May 31, 2024, CIIG III entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and between the Sponsor, the Company and CIIG III, whereby the Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500 Class B ordinary shares of the Company. In connection with entry into the Assignment Agreement, CIIG III entered into a Purchaser Insider Letter and a joinder agreement to the Registration and Shareholder Rights Agreement, as amended, entered into by the Sponsor in connection with the Company’s initial public offering. In connection with the Purchaser Insider Letter, the Company, Sponsor and other parties to the IPO Insider Letter executed a waiver and amendment modifying section 9(a) of the Lockup Period definition and the Sponsor and each Insider agreed to vote any ordinary shares owned by them in favor of any amendment to modify or extend the time to complete a proposed Business Combination in favor of such related proposals recommended by the Board of Directors. Additionally, the Company and the Sponsor and other signatories thereto executed an amendment to the Registration and Shareholder Rights Agreement to amend the definition of “Founder Shares Lock-up Period” in the agreement.

On May 31, 2024, the Company entered into a non-binding Letter of Intent to consummate a Business Combination with a prospective target in the robotics industry utilizing artificial intelligence technology which the Company believes is a compelling investment opportunity. The Company is currently in negotiations with the Prospective Target and the execution of a business combination agreement is subject to several conditions, including the completion of due diligence and the negotiation and preparation of documentation.

On July 10, 2024, the Company amended the Articles once again to extend the date by which the Company must consummate an initial Business Combination from July 8, 2024 to December 9, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has by the Articles Extension Date entered into a letter of intent or definitive binding agreement to consummate a Business Combination, on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025 unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Third Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

In addition, in connection with such Third Extension, the holders of 2,153,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.43 per share. As a result, an amount of $24,603,697 was removed from the Trust Account to redeem such shares and 7,128,431 Class A ordinary shares of the Company remained outstanding after the redemption was effected. Upon payment of the redemptions, $20,350,872 remained in the Trust Account.

As of June 30, 2024 and December 31, 2023, the total June and December 2023 EGM Contributions into the Trust Account was $1,065,015 and 630,015, respectively.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had cash outside the Trust Account of $5,693, available for working capital needs, and working capital deficit of $2,051,108. Until consummation of our Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to June 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $2,038,250. As of June 30, 2024 and December 31, 2023, the amounts under these notes were fully drawn and outstanding. In total our Sponsor deposited $1,065,015 and $630,015 into the Trust Account in connection with our Extension Notes as of June 30, 2024 and December 31, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations

Our management is currently evaluating the impact of the current global economic uncertainty including as a result of high inflation, rising interest rates, supply chain disruptions, the Israel-Hamas conflict, the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of this Quarterly Report. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Results of Operations

As of June 30, 2024, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2024 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in Trust Account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $743,237, which consisted of income from investments held in the Trust Account and operating account of $477,021 and recoveries of previously incurred costs of $476,542 (representing settlements of previously outstanding balances to some of the vendors, primarily Company’s legal counsel), offset by general and administrative expenses of $210,326.

For the six months ended June 30, 2024, we had net income of $633,539, which consisted of income from investments held in the Trust Account and operating account of $956,589 and recoveries of previously incurred costs of $476,542 (representing settlements of previously outstanding balances to some of the vendors, primarily Company’s legal counsel), offset by general and administrative expenses of $799,592.

For the three months ended June 30, 2023, we had net income of $1,373,073, which consisted of income from investments held in the Trust Account and operating account of $2,132,916, offset by general and administrative expenses of $759,843.

For the six months ended June 30, 2023, we had net income of $3,478,852, which consisted of income from investments held in the Trust Account and operating account of $4,490,937, offset by general and administrative expenses of $1,012,085.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation our initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $20,000 and $50,000 of administrative support fees for the three and six months ended June 30, 2024. The Company incurred $30,000 and $60,000 of administrative support fees for the three and six months ended June 30, 2023. According to the terms of the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet as of June 30, 2024, and which is expected to be paid at the completion of Business Combination.

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

In addition, $7,000,000 was payable to the underwriters for deferred underwriting commissions (including the portion of the deferred underwriting commissions subsequently waived by BofA on January 10, 2023). Following the exercise of the underwriters’ over-allotment option on December 29, 2021, the underwriters earned an additional $521,380 for an aggregate of $7,521,380 in deferred underwriting commissions related to the IPO and over-allotment (including the portion of the deferred underwriting commission subsequently waived by BofA). On January 10, 2023, BofA executed a waiver letter confirming BofA’s resignation and waiver of its entitlement to the payment of deferred underwriting commission in the amount of $3,760,690. On May 29, 2024, UBS executed a waiver letter confirming UBS’s resignation and waiver of its entitlement to the payment of deferred underwriting commission in the amount of $3,760,690

Critical Accounting Policies

Offering Costs Associated with IPO

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Upon closing of the IPO on December 13, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. We incurred offering costs amounting to $12,964,576 as a result of the IPO consisting of $4,297,932 of underwriting commissions, $7,521,380 of deferred underwriting commissions (which were waived by both underwriters), and $1,145,264 of other offering costs.

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of June 30, 2024, and December 31, 2023.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings for the three and six months ended June 30, 2024 and 2023. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

If we seek extension beyond December 9, 2025, we will contravene Nasdaq rules, and as a result, Nasdaq could suspend trading in the Company’s securities or lead the Company’s securities to be delisted from Nasdaq.

The Company’s securities are listed on the Nasdaq Global Market (“Nasdaq”). Nasdaq Listing Rule IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s IPO registration statement was declared effective by the SEC on December 8, 2021, it is required to complete an initial business combination by December 9, 2024 pursuant to Nasdaq Listing Rule IM-5101-2 (the “Nasdaq Deadline”). The Board and Shareholders have approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association which would allow the Company to extend the life of the Company past December 9, 2024, the Nasdaq Deadline, on a monthly basis for up to six additional months. Nasdaq Listing Rule IM-5101-2 also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. We cannot assure you that Nasdaq will not suspend or delist the Company’s securities after December 9, 2024 if the Company does not complete one or more business combinations by the Nasdaq Deadline. Upon receipt of any such delisting letter, the Company will have the option to appeal Nasdaq’s determination. To the extent that the Company receives a delisting letter, the Company intends to appeal the Nasdaq delisting in order to permit the continued listing of the Company on Nasdaq so that the Company can consummate an initial business combination. We cannot assure you that any such appeal or hearing will be successful. In the event the Company is not successful in its appeal and is delisted from Nasdaq, the only established trading market for its securities would be eliminated and the Company would seek to have its securities quoted on an over-the-counter market.

If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	an inability to complete a business combination;

•	reduced liquidity for our securities;

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

In addition, on July 17, 2024, Nasdaq filed a proposed rule change designed to address the suspension and delisting process applicable to special purpose acquisition companies. If the proposed rule change is approved, any suspension and delisting of the Company by Nasdaq could remain in effect while the Company appeals such decision.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For additional information regarding certain of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance – Directors and Executive Officers.” in our annual report on Form 10-K for the fiscal year ended December 31, 2023. In addition, on May 31, 2024, the Board appointed Mr. Michael Minnick as CEO of the Company, effective immediately. Mr. Minnick is the Co-Founder and has been a Managing Partner at IIG Holdings since 2014 and the managing member of CIIG Management III LLC since its inception. Since January 2023, Mr. Minnick has served as the Chief Executive Officer and since March 2024, the principal financial and accounting officer of Crown Proptech Acquisitions, a special purpose acquisition company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions, (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements. The majority of these SPAC Rules became effective on July 1, 2024.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On January 24, 2024, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, since November 24, 2023, we maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company. By holding the funds in cash, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination within the deadline prescribed in our Articles, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $11.41 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may not be able to complete a Business Combination with a U.S. target company if such Business Combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in Israel and the United Kingdom. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/ or mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If CFIUS elects to review a Business Combination, the time necessary to complete such review of the Business Combination or a decision by CFIUS to prohibit the Business Combination could prevent us from completing a Business Combination within the deadline specified in our amended and restated memorandum and articles of association (the “Articles”).

If we are not able to consummate a Business Combination by the deadline specified in our Articles, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. Finally, the Company’s public shareholders will not receive the benefit of any price appreciation of our Public Shares that might result from a Business Combination with a target company.

There can be no assurance that we will not be subject to a U.S. Excise Tax in connection with redemptions of our Class A Ordinary Shares in certain circumstances.

Section 4501 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes a 1% excise tax on the fair market value of certain repurchases of stock (net of the fair market value of certain new stock issuances) by “covered corporations” (the “U.S. Excise Tax”). The tax is imposed on the repurchasing corporation itself, not its stockholders. Subject to certain exceptions, the U.S. Excise Tax is imposed on publicly traded U.S. corporations. Because we are a “blank check” Cayman Islands corporation with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. However, a repurchase of our stock that occurs in connection with a business combination with a U.S. target company might be subject to the U.S. Excise Tax, depending on the structure of the business combination and other transactions that might occur during the relevant year, including if we domesticate into the United States. On June 28, 2024, the U.S. Treasury and Internal Revenue Service issued Treasury regulations regarding the application of this U.S. Excise Tax. For the avoidance of doubt, if due to a business combination with a U.S. company, a U.S. Excise Tax becomes payable in connection with any redemptions of Class A Ordinary Shares in the future, the proceeds deposited in the Trust Account and the interest earned thereon will not be used to pay for any such U.S. Excise Tax.

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021, 2022 and 2023 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A Ordinary Shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation – United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our taxable years ended December 31, 2021, December 31, 2022 and December 31, 2023. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature and value of the income and assets of the company with which we combine, the details of which are currently unknown. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A Ordinary Shares or warrants, we generally will continue to be treated as a PFIC with respect to such U.S. investor’s Class A Ordinary Shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election or made a “qualified electing fund election” or “QEF Election” for the first taxable year during it held (or was deemed to hold) Class A ordinary shares while the Company was a PFIC.

A U.S. shareholder (but not a warrant holder) that made a timely election with respect to our Class A Ordinary Shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We prepared a PFIC Annual Information Statement in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 taxable year and 2022 taxable year and we will endeavor provide such statement with respect to our 2023 taxable year upon request. However, there can be no assurance that we will timely provide the required information to make a QEF election, and a QEF election would be unavailable with respect to our warrants in all cases.

We urge U.S. investors to consult their tax advisers regarding the application of the PFIC rules and the availability, advisability and consequences of making any election that may be available under the PFIC rules (including the possible combination of a “deemed sale” and QEF election with respect to our Class A Ordinary Shares, if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the description in our IPO prospectus under the caption “Taxation – United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules.” and —“Certain U.S. Federal Income Tax Considerations for Shareholders Exercising Redemption Rights—Passive Foreign Investment Company Rules” herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Target Global Acquisition I Corp., dated July 10, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 11, 2024).

10.1	Letter Agreement, dated May 31, 2024, by and between Michael Minnick, CIIG Management III LLC and Target Global Acquisition I Corp. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 31, 2024).

10.3	Securities Assignment Agreement, dated May 31, 2024, by and among CIIG Management III LLC, Target Global Sponsor Ltd. and Target Global Acquisition I Corp. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 31, 2024).

10.4	Waiver and Amendment, dated May 31, 2024, to IPO Insider Letter by and among Target Global Acquisition I Corp. and the parties thereto (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 31, 2024).

10.5	Form of Amendment to the Registration and Shareholder Rights Agreement, by and between Target Global Acquisition I Corp. and Target Global Sponsor Ltd. and other signatories thereto (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 31, 2024).

10.6	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2024).

10.7	Amendment No. 4 to the Investment Management Trust Agreement, dated July 10, 2024, by and between Target Global Acquisition I Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TARGET GLOBAL ACQUISITION I CORP.

Date: August 20, 2024	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2024	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Financial Officer (Principal Financial Officer)