Form 10-Q
period 2024-09-30
Target Global Acquisition I Corp.
filed 2024-12-04
CIK 1847355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Registrant’s telephone number, including area code: 212-796-4796
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of t
he
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
December 2
, 2024,

7,128,431 Class A ordinary shares, par value $0.0001 per share, and 25,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Houston, Texa s

TARGET GLOBAL ACQUISITION I CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TARGET GLOBAL ACQUISITION I CORP.
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$5,693	$4,625
Prepaid expenses	22,749	25,750

Total current assets	28,442	30,375
Investment held in Trust Account	20,551,207	43,419,605

Total assets	$20,579,649	$43,449,980

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,721,954	$825,683
Due to related party	548,783	263,951
Promissory Note—Related Party	1,302,581	2,011,015

Total current liabilities	3,573,318	3,100,649
Deferred underwriting commissions	—	3,760,690

Total liabilities	3,573,318	6,861,339

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 1,781,016 and 3,934,220 shares at redemption value of $11.54 and $11.04 at September 30, 2024 and December 31, 2023, respectively	20,551,207	43,419,605
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,347,415 outstanding (excluding 1,781,016 and 3,934,220 shares subject to possible redemption) at September 30, 2024 and December 31, 2023	535	535
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	2	2
Accumulated deficit	(3,545,413)	(6,831,501)

Total Shareholders’ Deficit	(3,544,876)	(6,830,964)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$20,579,649	$43,449,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$1,608,381	$349,242	$2,407,973	$1,361,327

Loss from operations	(1,608,381)	(349,242)	(2,407,973)	(1,361,327)

Other income (expense):
Recovery of previously incurred costs	32	—	476,574	—
Finance cost	(2,813,549)		(2,813,549)
Interest income on investment held in Trust Account	247,903	625,818	1,204,492	5,116,755

Total other income (expense)	(2,565,614)	625,818	(1,132,483)	5,116,755

Net (loss) income	$(4,173,995)	$276,576	$(3,540,456)	$3,755,428

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,015,060	4,495,530	3,289,830	14,330,959

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.57)	$0.03	$(0.41)	$0.19

Basic and diluted, weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,372,415	5,372,415	5,372,415	5,372,415

Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.57)	$0.03	$(0.41)	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares Not subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	5,347,415	$535	25,000	$2	$—	$(6,831,501)	$(6,830,964)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(824,568)	(824,568)
Net loss	—	—	—	—	—	(109,698)	(109,698)

Balance as of March 31, 2024	5,347,415	$535	25,000	$2	$—	$(7,765,767)	$(7,765,230)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(657,021)	(657,021)
Waiver of deferred underwriting commissions	—	—	—	—	—	3,760,690	3,760,690
Equity contribution from previous sponsor	—	—	—	—	—	1,867,216	1,867,216
Net income	—	—	—	—	—	743,237	743,237

Balance as of June 30, 2024	5,347,415	$535	25,000	$2	$—	$(2,051,645)	$(2,051,108)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(253,710)	(253,710)
Contribution from previous sponsor						120,388	120,388
Spons or equity cont rib ut ion						2,813,549	2,813,549
Net loss	—	—	—	—	—	(4,173,995)	(4,173,995)

Balance as of September 30, 2024	5,347,415	$535	25,000	$2	$—	$(3,545,413)	$(3,544,876)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares subject to redemption		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	5,372,415	$537	$—	$(7,801,151)	$(7,800,614)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,358,022)	(2,358,022)
Partial waiver of deferred underwriters’ discount	—	—			3,760,690	—	3,760,690
Net income	—	—	—	—	—	2,105,779	2,105,779

Balance as of March 31, 2023	—	$—	5,372,415	$537	$3,760,690	$(8,053,394)	$(4,292,167)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(2,402,931)	(2,402,931)
Net income	—	—	—	—	—	1,373,073	1,373,073

Balance as of June 30, 2023	—	$—	5,372,415	$537	$3,760,690	$(9,083,251)	$(5,322,024)
Accretion for Class A ordinary shares to redemption value	—	—	—	—	—	(715,818)	(715,818)
Conversion of Class B ordinary shares to Class A ordinary shares	5,347,415	535	(5,347,415)	(535)	—	—	—
Net income	—	—	—	—	—	276,576	276,576

Balance as of September 30, 2023	5,347,415	$535	$25,000	$2	$3,760,690	$(9,522,493)	$(5,761,266)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GLOBAL ACQUISITION I CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2024 AND 2023

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,540,456)	$3,755,428
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Finance cost	2,813,549	—
Interest earned on investment held in Trust Account	(1,204,492)	(5,116,755)
Changes in operating assets and liabilities:
Prepaid expenses	3,001	70,081
Accounts payable and accrued expenses	896,271	426,336
Due to related party	351,364	90,000

Net cash used in operating activities	(680,763)	(774,910)

Cash flows from investing activities:
Extension contributions in Trust Account	(530,807)	(360,015)
Cash withdrawn from Trust Account in connection with redemption	24,603,697	178,982,472

Net cash provided by investing activities	24,072,890	178,622,457

Cash flow from financing activity:
Redemption of shares	(24,603,697)	(178,982,472)
Proceeds of promissory note—related party	1,092,250	810,015
Contribution from previous sponsor	120,388	—

Net cash used in a financing activity	(23,391,059)	(178,172,457)

Net change in cash	1,068	(324,910)
Cash, beginning of the period	4,625	394,251

Cash, end of the period	$5,693	$69,341

Supplemental disclosure of cash flow information:
Waiver of deferred underwriting commissions	$3,760,690	$3,760,690

Equity contribution from previous sponsor	$1,867,216	$—

Accretion for Class A ordinary shares to redemption	$1,735,299	$5,476,770

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
As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 2, 2021(inception) through September 30, 2024 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investment held in a U.S. based Trust Account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Continental” or “CST”) from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.
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
In connection with the IPO, the underwriters were granted a
45-dayoption
from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,000,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On December 29, 2021, the underwriters purchased an additional 1,489,658 Over-Allotment Units pursuant to the exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $14,896,580 to the Company. Concurrently with the exercise of the Over-Allotment Option, the Company completed the private sale of 397,242 additional Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $595,863.
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
2024 Securities Assignment Agreement
On May 31, 2024, CIIG Management III LLC (“CIIG III”) entered into a Securities Assignment Agreement (the “Assignment Agreement” or “Transaction”), by and between the Sponsor, the Company and CIIG III, whereby the Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500 Class B ordinary shares of the Company to CIIG III. In connection with entry into the Assignment Agreement, CIIG III entered into a Purchaser Insider Letter (defined below) and a joinder agreement to the Registration and Shareholder Rights Agreement, as amended entered into by the Sponsor in connection with the Company’s initial public offering.
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
On May 31, 2024, Michael Minnick was appointed as the Chief Executive Officer of the Company.
On July 10, 2024, the Company held the Shareholder Meeting in lieu of an annual general meeting of shareholders. At the Shareholder Meeting, the shareholders of the Company also approved to amend the Company’s Articles to eliminate the requirement to make monthly cash deposits to the Trust Account in order to extend the Termination Date from July 8, 2024 to December 9, 2024 (the “The Third Extension”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has entered into a letter of intent or definitive binding agreement to consummate a Business Combination by the Termination Date, on a monthly basis up to six times by an additional one month each time, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025. In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 2,153,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.43 per share. As a result, $24,603,697 will be removed from the Trust Account to redeem such shares and 7,128,431 Class A ordinary shares of the Company will remain outstanding after the redemption has been effected. Upon payment of the redemption, $20,350,872 will remain in the Trust Account. As a result of the approval of the Articles, an additional $5,806 was deposited into the Trust Account representing the two-day
prorated amount of the $90,000 monthly deposit for a 31 day month for the July
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
On June 2, 2023, the Company amended its Articles to extend the date by which it has to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the date by which the Company has to consummate an initial Business Combination (the “Termination Date”) on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with this extension, the Company also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s revised Articles. In connection with this extension, stockholders holding 16,994,128 shares of the Company’s Class A ordinary shares issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $178,982,472 (approximately $10.53 per share) was removed from the Company’s Trust Account to pay such holders.
On December 15, 2023, the Company amended its Articles once again to extend the Termination Date from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with such Second Extension, the Company entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s further revised Articles. In connection with this extension, stockholders holding 561,310 shares of the Company’s Class A ordinary shares issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $6,182,366 (approximately $11.01 per share) was removed from the Company’s Trust Account to pay such holders.
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
On July 10, 2024, the Company held its Shareholder Meeting in lieu of an annual general meeting of shareholders. At the Shareholder Meeting, the shareholders of the Company also approved to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to eliminate the requirement to make monthly cash deposits to the Trust Account in order to extend the date by which the Company has to consummate a Business Combination (the “Termination Date”) from July 8, 2024 to December 9, 2024 (the “The Third Extensions”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has by the Articles Extension Date entered into a letter of intent or definitive binding agreement to consummate a Business Combination, on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025. As a result of the approval of the Articles, an additional $5,806 was deposited into the Trust Account representing the two-day
prorated amount of the $90,000 monthly deposit for a
31-day
month for the July
8-9,
2024 period.
In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 2,153,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.43 per share. As a result, approximately $24,603,697 will be removed from the Trust Account to redeem such shares and 7,128,431 Class A ordinary shares of the Company will remain outstanding after the redemption has been effected. Upon payment of the redemption, approximately $20,350,872 will remain in the Trust Account.
In connection with the Shareholder Meeting, the Company and CIIG Management III LLC entered into non-redemption
agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to validly rescind any redemption requests on an aggregate of 1,679,608 Class A ordinary shares, par value $0.0001 per share.
Liquidity, Capital Resources and Going Concern
As of September 30, 2024, the Company had cash outside the Trust Account of $5,693, available for working capital needs, and working deficit of $3,544,876.
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
The Company’s liquidity needs up to September 30, 2024, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares (as defined below) to cover certain offering costs and the borrowings under certain unsecured promissory notes from the Sponsor of up to $2,038,250 (see Note 5 of the Financial Statements). As of September 30, 2024, the amounts under these notes were fully drawn and outstanding. In addition, the Sponsor deposited $1,065,015 into the Trust Account in connection with the extensions.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of September 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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
for the year ended December 31, 2023, which contains the audited financial statements and notes thereto for year ended December 31, 2023 as filed with the SEC on April 4, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,693 and $4,625 in cash and no cash equivalents as of September 30, 2024, and December 31, 2023, respectively.

Investment Held in Trust Account
As of September 30, 2024, and December 31, 2023, the Company had $20,551,207 and $43,419,605 in the Trust Account, respectively. As of September 30, 2024, and December 31, 2023, the assets held in the Trust Account were held in cash in an interest-bearing demands deposit account.
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets as of September 30, 2024 and December 31, 2023.
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
capital and accumulated deficit.
As of September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$222,234,685
Less:
Redemptions	(185,164,838)
Plus:
Remeasurement of carrying value to redemption value	6,349,758

Class A ordinary shares subject to possible redemption, December 31, 2023	43,419,605
Less:
Redemptions	(24,603,697)
Plus:
Remeasurement of carrying value to redemption value	1,735,299

Class A ordinary shares subject to possible redemption, September 30, 2024	$20,551,207

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the
ASC-340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic
5A-
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

Net (Loss) Income Per Ordinary Share
Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. At September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.
The basic and diluted income per ordinary share is calculated as follows:

	For the Three Months Ended September 30,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,126,979)	$(3,047,016)	$127,225	$149,351
Denominator:
Basic and diluted weighted average shares outstanding	2,015,060	5,372,415	4,495,530	5,372,415
Basic and diluted net (loss) income per ordinary share	$(0.57)	$(0.57)	$0.03	$0.03

	For the Nine Months Ended September 30,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,345,374)	$(2,195,082)	$2,741,462	$1,013,966
Denominator:
Basic and diluted weighted average shares outstanding	3,289,830	5,372,415	14,330,959	5,372,415
Basic and diluted net (loss) income per ordinary share	$(0.41)	$(0.41)	$0.19	$0.19
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
On and prior to July 10, 2024, the Company and the Sponsor entered into agreements (the “July 2024 Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem Class A ordinary shares at the Special Meeting at which a proposal to amend to the Company’s Memorandum and Articles of Association to effect an extension of time for the Company to consummate an initial business combination (the “The Third Extension Charter Amendment Proposal”) from July 8, 2024 to June 9, 2025 (the “The Third Extension”). The Non-Redemption Agreements provide for the allocation of 629,852 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. The Company estimated the aggregate fair value of the Founder Shares attributable to the July 2024 Non-Redemption Agreements to be $2,813,549 or approximately $4.47 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and a finance cost in accordance with SAB Topic 5A.

Prior to the completion of the IPO, the Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. On July 11, 2023, the Company issued an aggregate of 275,000 Class A ordinary shares to certain of the Company’s directors and executives upon the conversion of an equal number of Founder Shares held by such directors and executives. On November 29, 2023, pursuant to a securities exchange agreement between the Sponsor and a director of the Company (the “Director”), the Sponsor assigned and transferred to the Director 25,000 of the Company’s Class A ordinary shares in exchange for the simultaneous transfer and assignment to the Sponsor by the Director of 25,000 Founder Shares. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2024 and December 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.
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

•
25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $13.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination.

On May 31, 2024, the Sponsor transferred 3,533,191 Class A and 17,500 Class B Ordinary Shares to CIIG III as part of the terms of the 2024 Securities Assignment Agreement, described in Note 1.
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
In connection with the Shareholder Meeting, the Company and CIIG III entered into non-redemption
agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregate of 1,679,608 Class A ordinary shares.
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

In addition, the Company and the Sponsor entered into the following promissory notes:

•
On November 11, 2022, the Sponsor agreed, under a separate promissory note, to loan the Company up to $500,000. This note is not interest bearing and it has to be repaid the date on which the Company consummates its initial business combination. This facility was fully drawn as of September 30, 2024.

•
On June 27, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn as of
September 30, 2024
.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn as of
September 30, 2024
.

•
On August 17, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional $250,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn as of
September 30, 2024
.

•
On December 15, 2023, the Sponsor agreed, under a separate promissory note, to loan the Company additional amount of $1,000,000.This note is not interest bearing and it has to be repaid on or before December 31, 2025. The Company has drawn $
701,000
under terms of this note as of September 30, 2024.

•
On March 26, 2024, the Sponsor agreed, under a separate promissory note, to loan the Company additional amount of $80,000. This note is not interest bearing and it has to be repaid on or before
December 31, 2025
. The Company has drawn $57,250 under terms of this note as of September 30, 2024.

•
On May 14, 2024, the Sponsor agreed, under an additional promissory note, to loan the Company additional amount of $30,000. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination. This facility was fully drawn as of September 30, 2024.

•
On May 17, 2024, the Sponsor agreed, under an additional promissory note, to loan the Company additional amount of $300,000. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination. The Company has drawn $300,000 under terms of this note as of September 30, 2024.

Contribution Notes
In connection with the amendment of the Articles of June 2, 2023, the Contributor agreed to deposit into the Trust Account the June 2023 EGM Contributions for the maximum aggregate amount of $810,000. The June 2023 EGM Contributions are evidenced by anon-interest bearing, unsecured convertible promissory note to our Sponsor (the “June 2023 EGM Contribution Note”) and will be repayable by the Company upon consummation of a Business Combination. The amount of $630,015 was drawn and contributed to the Trust Account and was outstanding under the June 2023 EGM Contribution Note as of September 30, 2024 and December 31, 2023.
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
In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account the December 2023 EGM Contributions for the maximum aggregate amount of $975,000. The December 2023 EGM Contributions are evidenced by the December 2023 EGM Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of September 30, 2024, and December 31, 2023, $435,000 and $0, respectively, was drawn and contributed to the Trust Account and was outstanding under the December 2023 EGM Contribution Note, respectively.

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
2024 Securities Assignment Agreement
Pursuant to the Assignment Agreement, Sponsor agreed to reduce to zero any remaining balance of the promissory notes issued to the Company on
November 11, 2022
,
June 27, 2023
,
August 17, 2023
,
December 15, 2023
, and
January 9, 2024
, and the contribution notes issued to the Company on
June 2, 2023
and
January 9, 2024
in excess of $1,750,000 and have the $1,750,000 balance of the promissory notes and contribution notes paid as part of the Reimbursement so long as the inclusion of such balance does not result in the aggregate amount of Legacy Expenses exceeding $1,750,000. The residual amount of promissory notes to the Sponsor as of September 30, 2024 is $1,302,581, which is reflected in the Company’s balance sheet.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on anon-interest basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans.
In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2024, and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Fee
The Company pays Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2024 and December 31, 2023, the Company had accrued $313,951 and $247,419, respectively, for the administrative support services. According to the terms of the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet as of September 30, 2024 , and which is expected to be paid at the completion of Business Combination.
Advances from CIIG III
Subsequent to the date of the Transaction, CIIG III paid certain operating expenses of the Company. A total of such payments amounted to $301,364, which is included in the due to related party in the Company’s balance sheet as of September 30, 2024.
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

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 5,347,415 Class A ordinary shares outstanding (excluding 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption which have been issued).
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
As of September 30, 2024 and December 31, 2023, there were 7,128,431 and 9,281,635 Class A ordinary shares outstanding (including 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption), respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2024 and December 31, 2023, there were 25,000 Class B ordinary shares outstanding.

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

The following tables presents information about the Company’s assets that measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine su
c
h fair value:

	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$20,551,207	$20,551,207	$—	$—
	$20,551,207	$20,551,207	$—	$—

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Demand Deposit Account	$43,419,605	$43,419,605	$—	$—
	$43,419,605	$43,419,605	$—	$—
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
On October 28, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company’s warrants are no longer in compliance with the Nasdaq continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules, has 45 calendar days, or until December 9, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel. The Company is currently evaluating available options to regain compliance with the Nasdaq continued listing criteria as they relate to the Company’s Public Warrants.
On December 2, 2024, the Company, entered into an Agreement and Plan of Merger, by and among the Company, Vital Merger Sub 1 Corp., a wholly-owned Delaware corporation of the Company, Vital Merger Sub 2 LLC, a wholly-owned Delaware limited liability company of the Company, and VenHub Global, Inc., a Delaware corporation.

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

On June 2, 2023, we amended our Articles to extend the date by which we have to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, we also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. In connection with this extension, stockholders holding 16,994,128 shares of the Company’s Class A ordinary shares issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $178,982,472 (approximately $10.53 per share) was removed from the Company’s Trust Account to pay such holders.

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

On December 15, 2023, we amended our Articles once again to extend the date by which we have to consummate an initial Business Combination from January 13, 2024 to July 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Second Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. In connection with this extension, stockholders holding 561,310 shares of the Company’s Class A ordinary shares issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $6,182,366 (approximately $11.01 per share) was removed from the Company’s Trust Account to pay such holders.

In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account a December 2023 EGM Contribution (i) on or before January 13, 2024, with respect to the extension to May 8, 2024, an amount equal to $345,000, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to $90,000, with the maximum aggregate amount of December 2023 EGM Contributions being $975,000. It was further agreed that the December 2023 EGM Contributions will be evidenced by a December 2023 EGM Contribution Note and will be repayable by the Company upon the completion of Business Combination. On January 11, 2024, in connection with the Second Extension, the Contributor deposited $345,000 into the Trust Account as a December 2023 EGM Contribution. Further $185,806 was deposited in the Trust Account through September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the total June and December 2023 EGM Contributions into the Trust Account was $1,065,015 and $630,015, respectively.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had cash outside the Trust Account of $5,693, available for working capital needs, and working capital deficit of $3,544,876. Until consummation of our Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to September 30, 2024, had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $2,038,250. As of September 30, 2024 and December 31, 2023, the amounts under these notes were fully drawn and outstanding. In total our Sponsor deposited $1,065,015 and $630,015 into the Trust Account in connection with our Extension Notes as of September 30, 2024, and December 31, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2024 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in Trust Account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $4,173,995, which consisted of income from investments held in the Trust Account and operating account of $247,903 and recoveries of previously incurred costs of $32 (representing settlements of previously outstanding balances to some of the vendors, primarily Company’s legal counsel), offset by finance cost of $2,813,549 and general and administrative expenses of $1,608,381.

For the nine months ended September 30, 2024, we had net loss of $3,540,456, which consisted of income from investments held in the Trust Account and operating account of $1,204,492 and recoveries of previously incurred costs of $476,574 (representing settlements of previously outstanding balances to some of the vendors, primarily Company’s legal counsel), offset by finance cost of $2,813,549 general and administrative expenses of $2,407,973.

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

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation our initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $0 and $50,000 of administrative support fees for the three and nine months ended September 30, 2024. The Company incurred $30,000 and $90,000 of administrative support fees for the three and nine months ended September 30, 2023. According to the terms of the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet as of September 30, 2024, and which is expected to be paid at the completion of Business Combination.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of September 30, 2024, and December 31, 2023.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings for the three and nine months ended September 30, 2024 and 2023. As a result, diluted income per ordinary share is the same as basic (loss) income per share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective, considering the following material weaknesses that were identified at September 30, 2024:

Completeness of operating expenses and accruals, including legal fees, as well as completeness and accuracy of transactions with the related parties.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

The Insider Letters with our Sponsor, CIIG III, officers and directors may be amended without shareholder approval.

Our Insider Letters contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account and waiver of redemption rights. The Insider Letters may be amended without shareholder approval, and any such amendments may have an adverse effect on the value of an investment in our securities.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by us. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Under the previous Nasdaq rules, a SPAC not in compliance with the Nasdaq Listing Rule IM-5101-2 (the “36-Month Rule”) could request a hearing before a Nasdaq Hearing Panel, which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “New Nasdaq Rules”), the stay relating to the 36-Month Rule has been removed.

Under the previous Nasdaq rules, a SPAC not in compliance with the 36-Month Rule could request a hearing before the Nasdaq Hearing Panel, which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “New Nasdaq Rules”), the stay relating to the 36-Month Rule has been removed. Under the New Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading through the pendency of the Nasdaq Hearing Panel’s review. In addition, the scope of the Nasdaq Hearing Panel’s review is limited, as the Nasdaq Hearing Panel may only reverse a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) where it determines that the Staff Delisting Determination was made in error and that the SPAC never failed to satisfy the 36-Month Rule. In such cases, the Nasdaq Hearing Panel is no longer able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Nasdaq Hearing Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a business combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company will apply to list its securities on Nasdaq pursuant to the normal application review process. The New Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Rule.

If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	appearing to be less attractive to potential target companies than an exchange listed SPAC;

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares is a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated December 2, 2024, by and among Target Global Acquisition I Corp., Vital Merger Sub 1 Corp., Vital Merger Sub 2 LLC and VenHub Global, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2024).

10.1	Insider Support Agreement, dated December 2, 2024, by and among Target Global Acquisition I Corp., CIIG Management III LLC and certain parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed on December 3, 2024).

10.2	Company Stockholder Support Agreement, dated December 2, 2024, by and among the stockholders party thereto, Target Global Acquisition I Corp., and VenHub Global, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2024).

10.3	Form of Lockup Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 3, 2024).

10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 3, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TARGET GLOBAL ACQUISITION I CORP.

Date: December 3, 2024	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2024	By:	/s/ Heiko Dimmerling
	Name:	Heiko Dimmerling
	Title:	Chief Financial Officer (Principal Financial Officer)