Form 10-K
period 2024-12-31
Target Global Acquisition I Corp.
filed 2025-04-17
CIK 1847355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

+1 345 814 5772

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	TGAAF	N/A
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TGAWF	N/A
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TGAUF	N/A

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

As of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the Registrant’s Class A ordinary shares held by non-affiliates was $44,653,397 (based on the closing price of $11.35 per share on such date reported on Nasdaq.

As of April 16, 2025, 7,128,431 Class A ordinary shares, par value $0.0001 per share, and 25,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Houston, Texas

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company” or “our company” and “Acquiror” are to Target Global Acquisition I Corp., a Cayman Islands exempted company;

“Articles” or “amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated from time to time;

“Assignment Agreement” are to the Securities Assignment Agreement, by and between the Original Sponsor, the Company and CIIG III, whereby the Original Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500 Class B ordinary shares of the Company to CIIG III.

“BofA” are to BofA Securities, Inc., one of the two underwriters of our IPO;

“CIIG III” means CIIG Management III, LLC, a Delaware limited liability company.

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

“founder shares” are to our Class B ordinary shares initially issued to an affiliate of our Original Sponsor and subsequently transferred to our Original Sponsor in a private placement prior to our IPO (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

“initial shareholders” are to our Original Sponsor and other holders of our founder shares prior to our IPO;

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

“Merger Sub 1” is to Vital Merger Sub 1 Corp., a wholly-owned Delaware corporation of the Company;

“Merger Sub 2” is to Vital Merger Sub 2 LLC, a wholly-owned Delaware limited liability company of the Company;

“Nasdaq” are to the Nasdaq Stock Market;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“Original Sponsor” is to Target Global Sponsor Ltd., a Cayman Islands exempted company limited by shares;

“private placement warrants” are to the warrants issued to our Original Sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans and extension loans, if any, which private placement warrants, working capital warrants and extension warrants are identical to the warrants included in the units sold in our initial public offering, subject to certain limited exceptions;

“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our Original Sponsor and management team to the extent our Original Sponsor and/or members of our management team purchase public shares, provided that our Original Sponsor’s and each member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

“purchaser letter agreement” refers to the letter agreement entered into between us, Michael Minnick and CIIG III dated May 31, 2024;

“registration rights agreement” refers to the registration and shareholder rights agreement, by and between us, the Original Sponsor, the Sponsor and other signatories thereto, dated as of December 8, 2021, as amended by the amendment, dated June 11, 2024

“Sponsor” is to CIIG III;

“Sponsors” is to the Original Sponsor and the Sponsor;

“Termination Date” are to the date by which we have to consummate an initial Business Combination;

“TG” are to Target Global, an affiliate of our Original Sponsor;

“Trust Account” are to the trust account established under the Trust Agreement;

“Trust Agreement” are to that certain investment management trust agreement, dated December 8, 2021 (as amended on June 2, 2023, November 29, 2023, December 15, 2023 and July 10, 2024), by and between the Company and CST, as trustee;

“UBS” are to UBS Securities LLC, one of the two underwriters of our IPO;

“underwriters” are to, collectively, BofA and UBS;

“VenHub” is to VenHub Global, Inc., a Delaware corporation formerly known as Autonomous Solutions Inc., a Wyoming corporation.

“VenHub Business Combination” are to the transactions contemplated by the VenHub Business Combination Agreement.

“VenHub Business Combination Agreement” is to the Agreement and Plan of Merger, by and among the Company, Merger Sub 1, Merger Sub 2 and VenHub dated December 2, 2024.

“warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they were purchased in the IPO or thereafter in the open market) and the private placement warrants; and

“$”, “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for the purposes of the federal securities law. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 may include, for example, statements about:

●	our ability to complete our initial business combination, including the VenHub Business Combination (defined below);

●	our expectations around the performance of the prospective target business or businesses, such as VenHub;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the impact on the amount held in the trust account, our capitalization, principal shareholders and other impacts on us or management team should we seek to further extend the business combination provisions of our Articles;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	The other risks and uncertainties discussed in Item 1A. Risk Factors below.

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

Our Original Sponsor is an affiliate of Target Global (“TG”), a top-tier pan-European venture capital firm headquartered in Berlin, Germany, with over $3.25 billion in assets under management as of end of September 30, 2023 (this is the sum of undrawn commitments and net asset value of the vehicles). TG manages funds focused on fast-growing tech-enabled companies within the consumer internet, mobility and financial technology (“FinTech”) sectors. We believe that our founders’ extensive experience and strong track record in various executive, operational and investing functions across European (including the U.K.) and Israeli technology ecosystems, combined with their widespread networks strongly positions us as an attractive partner for prospective candidates for our initial business combination. Since its inception in 2012, TG has built up a strong track record and reputation in identifying and nurturing next-generation technology leaders. Our founders’ investments include many European, U.S. and Israeli unicorns and leading disruptors, such as Delivery Hero, Auto1, Wefox, Cazoo, Rapyd, Branded, Finom and Copper. Focused on trillion-euro offline industries, TG invests in technology-driven companies that have massive disruption potential and an ability to create durable value.

Company History

Initial Public Offering

On February 2, 2021, an affiliate of our Original Sponsor subscribed for an aggregate of 7,187,500 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share which shares were subsequently transferred to our Original Sponsor for a consideration of $25,000. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by us resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Original Sponsor in exchange for $25,000, or approximately $0.004 per share. Prior to the completion of our IPO, our Original Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our former CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of our initial business combination or earlier at the option of the holders thereof as described herein. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of our IPO.

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

Substantially concurrently with the completion of our IPO, our Original Sponsor purchased an aggregate of 6,666,667 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $10,000,000 in the aggregate. A total of $204,000,000, comprised of $196,000,000 of the proceeds from the IPO, including $7,000,000 of the underwriters’ deferred discount, and $8,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On December 29, 2021, the underwriters exercised their over-allotment option and purchased an additional 1,489,658 units at an offering price of $10.00 per unit, generating aggregate additional gross proceeds of $14,896,580 to the Company. Substantially concurrently with the exercise of the over-allotment option, we completed the private sale of 397,242 additional private placement warrants to the Original Sponsor at a purchase price of $1.50 per warrant, generating additional gross proceeds to the Company of $595,863.

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

Articles Extensions and Founder Share Conversion

On June 2, 2023, we amended our Articles to extend the date by which we have to consummate an initial Business Combination from June 13, 2023 to September 13, 2023 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after September 13, 2023, until March 13, 2024, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such extension, we also amended the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. In connection with this amendment, the Original Sponsor agreed to deposit into the Trust Account as a loan (a “June 2023 EGM Contribution”) an amount of $270,000 with respect to the extension to September 13, 2023, and then up to six monthly contributions of $90,000 each for each monthly extension to January 14, 2024. The maximum aggregate amount of June 2023 EGM Contributions would have been $810,000.

On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders.

On November 29, 2023, pursuant to a securities exchange agreement between our Original Sponsor and one of our directors (the “Director”), our Original Sponsor assigned and transferred to the Director 25,000 Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Original Sponsor by the Director of 25,000 Class B ordinary shares of the Company. As a result, as of the date of this Annual Report, our Original Sponsor owns 1,514,224 of our Class A ordinary shares and 25,000 of our Class B ordinary shares.

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

Securities Assignment by Original Sponsor to Sponsor and Management Change

On May 31, 2024, CIIG Management III LLC (“CIIG III”) entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and between the Original Sponsor, the Company and CIIG III, whereby the Original Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500 Class B ordinary shares of the Company to CIIG III. In connection with entry into the Assignment Agreement, CIIG III entered into a purchaser letter agreement and a joinder agreement to the Registration Rights Agreement.

According to the provisions of the Assignment Agreement, Original Sponsor agreed that it will pay all operating expenses of the Company (i) incurred and accrued through May 29, 2024 other than any expenses related to the extraordinary general meeting of shareholders to be held on July 10, 2024 (the “Shareholder Meeting”) and (ii) otherwise related to the year ended December 31, 2023, including, but not limited to, the following: (A) all costs related to the audit of the Company’s 2023 and first quarter of 2024 financial statements, (B) all costs related to any required regulatory filings pertaining to calendar year 2023 and first quarter of 2024 (e.g., 8-K, 10-Q and 10-K filings), which may be filed in the calendar year 2024, (C) all costs related to any required tax filings of the Company or the Original Sponsor for the year ended December 31, 2023, (D) any other expenses incurred in calendar year 2023 and first quarter of 2024 prior to the closing of the Purchaser’s purchase of the Class A Ordinary Shares and the Class B Ordinary Shares, and (E) premiums for director and officers insurance incurred by the Company for all periods prior to June 8, 2024 (collectively, the “Legacy Expenses”); provided, however, that the Original Sponsor shall be reimbursed for any Legacy Expenses payable as of the closing date of the Assignment Agreement in an amount up to $1,550,000 with such reimbursement being contingent on the Company consummating an initial business combination and such Legacy Expenses being approved and incorporated as part of such initial business combination (the “Reimbursement”). We will use its best efforts to have the Legacy Expenses (i) approved and incorporated as part of such initial business combination and (ii) paid on a pari passu basis with all other Legacy expenses incurred as part of the initial business combination. The Original Sponsor agreed to satisfy or settle any liabilities incurred prior to the Securities Assignment closing date not covered by the Reimbursement and provided the Sponsor documented agreements as to such ten business days prior to the closing of the Securities Assignment.

Each of the Original Sponsor and the Sponsor agreed that they will be responsible for their respective legal expenses incurred to consummate the Transaction, and the Sponsor further agreed that it would be responsible thereafter for any fees and expenses (including but not limited to legal, accounting, printer and transfer agent fees), and any additional consideration (including in the form of Class A ordinary shares or Class B ordinary shares or other securities) paid to shareholders in connection with the extension of the Company’s maturity date as detailed in the Company’s Amended and Restated Memorandum and Articles of Association. The Sponsor also agreed to be responsible for any operating expenses incurred from the closing date of the Securities Assignment through the closing of the Company’s initial business combination (unless as otherwise described in the Assignment Agreement), including (A) expenses related to D&O insurance coverage extension incurred on and after June 8, 2024, (B) monthly operating expenses due to the Company’s transfer agent and (C) quarterly operating expenses due to the Company’s auditor, financial printer, and accounting vendor.

Additional Article Extensions

On June 6, 2024, the Company elected to extend the Termination Date by one month, until July 8, 2024. In connection with such extension, on June 8, 2024, the Contributor deposited $90,000 into the Trust Account.

On July 10, 2024, we amended our Articles once again (the “Third Extension”) to extend the date by which we have to consummate an initial Business Combination from July 8, 2024 to December 9, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after December 9, 2024, if the Company has entered into a letter of intent or definitive binding agreement to consummate a Business Combination, on a monthly basis, until June 9, 2025 unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Third Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. As a result of the approval of the Articles, an additional $5,806.45 was deposited into the Trust Account representing the two-day prorated amount of the $90,000 monthly deposit for a 31-day month for the July 9, 2024 period.

In connection with the Assignment Agreement, the Lock-Up period definition in the letter agreement were amended with the consent of the Company and the IPO underwriters. Pursuant to the purchaser letter agreement, CIIG III and the Chief Executive Officer have agreed that, it or he shall not Transfer 50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof) until the completion of the Company’s initial Business Combination and 50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination.

In connection with the shareholder meeting for the Third Extension, the Company and Sponsor entered into non-redemption agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregate of 1,679,608 Class A ordinary shares.

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

Since December 2024, the Company has announced monthly extensions of its Articles Termination Date through May 9, 2025.

VenHub Business Combination

The below description summarizes the material provisions of the VenHub Business Combination Agreement, a copy of which is filed with this Annual Report as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this section have the same meanings given to them in the VenHub Business Combination Agreement. Unless otherwise indicated, this Annual Report does not assume the closing of the VenHub Business Combination. See also “Legal Proceedings”.

On December 2, 2024, the Company announced the entry into the VenHub Business Combination Agreement.

The VenHub Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Acquiror will, subject to obtaining the required shareholder approvals, change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”); (ii) following the Domestication, Merger Sub 1 will merge with and into VenHub, with VenHub as the surviving corporation in the merger (the “First Merger”); and (iii) immediately following the consummation of the First Merger, VenHub will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving entity in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Acquiror (the “Second Merger” and together with the First Merger, the “Mergers”). In connection with the consummation of the Business Combination, Acquiror shall be renamed VenHub Global Holdings, Inc.

By virtue of the transactions described above:

a.	each then issued and outstanding share of Acquiror Class A Ordinary Share shall convert automatically, on a one-for-one basis, into a share of Acquiror Class A Common Stock;

b.	each then issued and outstanding share of Acquiror Class B Ordinary Share shall convert automatically, on a one-for-one basis, into a share of Acquiror Class A Common Stock;

c.	each then issued and outstanding Acquiror Warrant shall convert automatically into a Domesticated Acquiror Warrant;

d.	each then issued and outstanding Acquiror Unit shall convert automatically into a Domesticated Acquiror Unit;

e.	All of the VenHub Stock issued and outstanding immediately prior to the Acquisition Effective Time (other than Acquisition Excluded Shares and the Dissenting Shares) will be automatically cancelled and extinguished and collectively converted into the right to receive (i) the Closing Share Consideration and (ii) assuming the achievement of certain performance metrics, the Earnout Interests.

The Domestication, the Mergers and the other transactions contemplated by the VenHub Business Combination Agreement are hereinafter referred to as the “VenHub Business Combination”.

The VenHub Business Combination was originally expected to close in the second quarter of 2025 (the “Closing”), following the receipt of the required approval by the Acquiror’s shareholders and the fulfillment of other customary closing conditions. However, on February 21, 2025, the Company commenced litigation in the Delaware Court of Chancery (the “Chancery Court”) C.A. No. 2025-0191-BWD against VenHub seeking a temporary restraining order to enjoin VenHub from terminating and taking any action contrary to the terms of the Business Combination Agreement and specific performance compelling VenHub to comply with the terms of the Business Combination Agreement. On March 12, 2025, the Chancery Court granted the Company’s request for a temporary restraining order enjoining VenHub from terminating the Business Combination Agreement during the pendency of the action. This is not a final decision on the merits of the case, but rather an order to ensure irrevocable actions do not take place before the Chancery Court renders a final decision on the merits. As a result of the temporary restraining order, the Business Combination Agreement remains in full force and effect. The Chancery Court also granted the Company’s request to expedite the proceedings and the Chancery Court has scheduled trial for May 2025.

Representations and Warranties; Covenants

The VenHub Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The Acquiror has also agreed to take all such actions necessary or appropriate such that, as of the Acquisition Effective Time, the Acquiror board of directors shall consist of seven (7) directors, of which at least (4) directors shall meet the independence requirements of Nasdaq. The board of directors will be divided into three (3) classes, designated Class I, II and III, with one director chosen solely by the current board of the Acquiror. In addition, the Acquiror has agreed to adopt an incentive equity plan in an aggregate amount equal to 10% of the total number of Acquiror common stock outstanding at the closing of the VenHub Business Combination on a fully diluted basis, as described in the VenHub Business Combination Agreement.

Conditions to Each Party’s Obligations

Consummation of the transactions contemplated by the VenHub Business Combination Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including the approval of the Acquiror’s shareholders.

In addition, consummation of the VenHub Business Combination is subject to other closing conditions, including, among others: (i) all applicable waiting periods under the HSR Act have expired or been terminated; (ii) there being no law or governmental order, in either case, enjoining, prohibiting or having the effect of making illegal the consummation of the Business Combination (iii) the requisite approvals have been obtained from the Acquiror’s shareholders; (iv) the requisite approvals have been obtained from VenHub’s stockholders; (v) VenHub obtaining Bridge Financings as described further in the Business Combination Agreement, and (v) the Acquiror Common Stock to be issued as consideration for the Business Combination shall have been approved for listing on Nasdaq, as described further in the VenHub Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated by mutual written consent of VenHub and Acquiror and in certain other limited circumstances, including by either the Acquiror or VenHub, if the First Merger is not consummated by June 2, 2025 (such date, the “Outside Date”).

VenHub shall pay or cause to be paid $750,000 to the Acquiror or its designees through wire transfer of same-day funds within two Business Days in the event the Business Combination Agreement is terminated under certain circumstances, as described further in the Business Combination Agreement.

Insider Support Agreement

Concurrently with the execution of the VenHub Business Combination Agreement, the Acquiror, CIIG III and certain shareholders of the Acquiror entered into an insider support agreement (the “Insider Support Agreement”), pursuant to which CIIG III and certain shareholders of the Acquiror (collectively, the “Sponsor Parties”) have agreed to, among other things, vote in favor of the VenHub Business Combination Agreement and the transactions contemplated thereby and on the terms and subject to the conditions set forth in the Insider Support Agreement.

The foregoing description of the Insider Support Agreement is subject to and qualified in its entirety by reference to the full text of the Insider Support Agreement, which is filed as Exhibit 10.17 hereto, and the terms of which are incorporated herein by reference.

Stockholder Support Agreement

Concurrently with the execution of the VenHub Business Combination Agreement, certain stockholders of VenHub (collectively, the “VenHub Stockholders”) entered into support agreements (collectively, the “Stockholder Support Agreement”) with the Acquiror, pursuant to which the VenHub Stockholders have agreed to, among other things, (i) vote in favor of the VenHub Business Combination Agreement and the transactions contemplated thereby, (ii) waive any rights of appraisal relating to the VenHub Business Combination, and (iii) be bound by certain other covenants and agreements related to the VenHub Business Combination.

The foregoing description of the Stockholder Support Agreement is subject to and qualified in its entirety by reference to the full text of the form of Stockholder Support Agreement, which is filed as Exhibit 10.19 hereto, and the terms of which are incorporated herein by reference.

Lockup Agreements

The Acquiror, certain Sponsor Parties and certain stockholders of VenHub have and will enter into a Lockup Agreement (the “Lockup Agreement”) in connection with the VenHub Business Combination, pursuant to which such parties shall agree to lock up their Lock-Up Securities (as defined in the Lockup Agreement) under the following terms:

a.	Certain Sponsor Parties and certain stockholders of VenHub that are not deemed to be members of management of the post-Business Combination company (each, a “Non-Management Lockup Party”) shall agree to not effect any transfer of Lock-Up Securities unless such Lock-Up Securities are released pursuant to the expiration of the relevant lockup period described below, subject to certain permitted transfers. Such restrictions begin at the Closing and end on (i) for one-third (33.3%) of Lock-Up Securities held or beneficially owned, the date on which the post-Business Combination company issues its first earnings release, (ii) for one-third (33.3%) of the Lock-Up Securities held or beneficially owned, the date on which the post-Business Combination company issues its second earnings release and (iii) for one-third (33.3%) of the Lock-Up Securities held or beneficially owned, the date on which the post-Business Combination company issues its third earnings release.

b.	Each party that is deemed to be a member of management of the post-Business Combination company (each, a “Management Lockup Party”) agrees not to effect any transfer of its Lock-Up Securities held or beneficially owned by such Management Lockup Party until such Lock-Up Securities are released pursuant to the expiration of the relevant lockup period, subject to the permitted transfers described below. Such restrictions begin at the Closing and end on (i) for one-third (33.3%) of the Lock-Up Securities held or beneficially owned by such Management Lock-Up Party, the date that is 12 months after the Closing, (ii) for one-third (33.3%) of the shares of Lock-Up Securities held or beneficially owned by such Management Lock-Up Party, the date that is 18 months after the Closing and (iii) for one-third (33.3%) of the shares of Lock-Up Securities held or beneficially owned by such Management Lock-Up Party, the date that is 24 months after the Closing.

c.	The Lockup Agreement will provide for certain permitted transfers by Non-Management Lockup Parties and Management Lockup Parties, including but not limited to, transfers to certain affiliates or family members, pursuant to a qualified domestic relations order, or by virtue of laws of descent and distribution upon death.

The foregoing description of the form of Lock-Up Agreement is subject to and qualified in its entirety by reference to the full text of the form of Lockup Agreement, which is filed as Exhibit 10.18 hereto, and the terms of which are incorporated herein by reference.

Amended and Restated Registration Rights Agreement

Concurrently with the Closing, the post Business Combination company, CIIG III, and other parties thereto will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), which amends and restates the Registration and Shareholder Rights Agreement dated as of December 8, 2021 as further amended by an Amendment to the Registration and Shareholder Rights Agreement, dated as of June 11, 2024. Pursuant to the A&R Registration Rights Agreement, the post Business Combination company will agree that within 30 calendar days after the Closing, it will file with the U.S. Securities and Exchange Commission (“SEC”) a registration statement registering the resale of certain securities held by or issuable to the parties thereto (the “Resale Registration Statement”), and will use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights.

The foregoing description of the form of Amended and Restated Registration Rights Agreement is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Registration Rights Agreement, which is filed as Exhibit 10.20 hereto, and the terms of which are incorporated herein by reference.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Extensions of the Business Combination Deadline

We initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of our IPO if we extended the period of time to consummate a Business Combination, subject to our Original Sponsor depositing additional funds in our Trust Account) to complete an initial Business Combination.

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

On July 10, 2024, we amended our Articles once again to extend the Termination Date from July 10, 2024 to December 9, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after December 9, 2024, until June 9, 2025, unless the closing of an initial Business Combination shall have occurred prior thereto. In connection with such Third Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles.

If we are unable to consummate an initial business combination within the deadline prescribed in our Articles, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described herein under “Redemption of Public Shares and Liquidation If No Initial Business Combination”, and then seek to dissolve and liquidate.

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

On December 2, 2024, we entered into the VenHub Business Combination Agreement. For more information on the VenHub Business Combination, please see VenHub Business Combination above.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Original Sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We agreed to pay an affiliate of our Original Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Original Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. In connection with the Assignment Agreement, the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet as of December 31, 2024, and which is expected to be paid at the completion of a Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsors, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsors or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Original Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints for us; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsors, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsors, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsors, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

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

Our Sponsors, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsors, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsors, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsors, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsors, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. In connection with the Second Extension, for each one-month extension from May 8, 2024 until July 9, 2024 monthly $90,000 deposits (or the pro-rated portion thereof) were made into the Trust Account representing approximately $0.028 per Public Share. In connection with the shareholder approval of the Third Extension, starting July 10, 2024 the Articles were amended to remove the cash deposit requirement for further monthly extensions. As of December 31, 2024, the amount in the Trust Account is approximately $11.64 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsors and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Our initial shareholders and CIIG III collectively own 25,000 Class B ordinary shares and 5,347,415 Class A ordinary shares (resulting from a conversion on July 11, 2023 of an equal number of Class B ordinary shares previously held by the initial shareholders). Such shares held by our initial shareholders and CIIG III currently represent approximately 75.1% of all our issued and outstanding shares. Therefore, we would not need additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption Upon Completion Of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 9, 2025 (unless we extend the Termination Date further as described in our Articles).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association now provide that we will have until the June 9, 2025, (unless we extend the Termination Date further as described in our Articles) to consummate an initial business combination. If we have not consummated an initial business combination within the deadline prescribed by our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the deadline prescribed in our Articles. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsors and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within the deadline prescribed by our Articles although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our Sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed by our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsors, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account plus up to $100,000 of dissolution expenses payable by CIIG Management III LLC, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.64 as of December 31, 2024 (assuming the period of time to consummate an initial business combination is not extended further as provided for in our Articles). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.64. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsors has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $11.64 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.64 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsors will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Original Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Original Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Original Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $11.64 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.64 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Original Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Original Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Original Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.64 per public share.

We will seek to reduce the possibility that our Original Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Original Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $11.64 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

In addition, our founders, Sponsors, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our founders, Sponsors, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Facilities

We currently maintain our executive offices at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. The cost for our use of this space is $8,000 per calendar year, payable to Zedra Trust Company (Cayman) Limited pursuant to the License to Occupy dated February 9, 2023. We consider our current office space adequate for our current operations. For the year ended December 31, 2024, the Company incurred $8,000 and paid $6,000 (net of fees) for such License to Occupy.

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

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	We may not be able to consummate an initial business combination within the deadline prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsors and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within the deadline prescribed in our Articles may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets.
●	Our Sponsor has the right, but not the obligation, to extend the term we have to consummate our initial business combination on a monthly basis for up to seven times by an additional one month each time.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.64 per public share.
●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
●	Holders of Class A ordinary shares are not entitled to vote on any appointment of directors we hold prior to our initial business combination.
●	You are not permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.
●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
●	We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.
●	We believe that we were a passive foreign investment company, or “PFIC,” for our 2021, 2022, 2023 and 2024 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. holders.
●	An investment in our securities may result in uncertain U.S. federal income tax consequences.
●	A majority of our directors and officer live outside the United States, and after our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States.
●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	Since our Sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	Our management may not be able to maintain control of a target business after our initial business combination.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	We cannot assure you that our diligence review has identified all material risks associated with the announced business combination with VenHub Global, Inc., and you may be less protected as an investor from any material issues with respect to VenHub Global, Inc.’s business.
●	If the announced business combination with VenHub Global, Inc. is consummated you will experience dilution due to the issuance of new shares of common stock and securities convertible into common stock to the existing stockholders of VenHub Global, Inc. as consideration.

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

As of December 31, 2024, we had cash outside the Trust Account of $6,239 available for working capital needs and working capital deficit of $5,100,449. Further, we expect to incur significant costs in pursuit of financing plans and our initial Business Combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to consummate an initial business combination within the deadline prescribed in our Articles, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the deadline prescribed in our Articles. On December 2, 2024, we entered into a business combination agreement with VenHub. See also Legal Proceedings. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical conditions and global economic uncertainty, including the imposition of tariffs, Israel-Hamas conflict, the Russia-Ukraine war and other macroeconomic factors that negatively impact the equity and debt markets, as described elsewhere herein, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. In addition, such macroeconomic events, including terrorist attacks, the Israel-Hamas conflict, the ongoing Russia-Ukraine war, natural disasters or a significant outbreak of infectious diseases may negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, the Israel-Hamas conflict or the ongoing Russia-Ukraine war (including any further escalations thereof) could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within the deadline prescribed in our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $11.64 per public share, or less than $11.64 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.64 per public share” and other risk factors herein.

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

If we seek shareholder approval of our initial business combination, our Sponsors and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of the date of this Annual Report, our initial shareholders and CIIG III collectively own 25,000 Class B ordinary shares and 5,347,415 Class A ordinary shares (resulting from a conversion on July 11, 2023 of an equal number of Class B ordinary shares previously held by the initial shareholders). Our Sponsors and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. The Class A ordinary shares and Class B ordinary shares held by our initial shareholders and CIIG III collectively represent approximately 75.1% of all our issued and outstanding shares. Such holders have agreed to vote their shares in favor of our initial business combination. Therefore, we would not need additional shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsors and each member of our management team to vote their shares in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our Sponsor has the right, but not the obligation, to extend the term we have to consummate our initial business combination on a monthly basis for up to seven times by an additional one month each time after December 9, 2024, until June 9, 2025, without providing our stockholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination by December 9, 2024, we may elect to further extend the Termination Date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after December 9, 2024, by resolution of our board of directors, if requested by the Chief Executive Officer, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025, unless the closing of our Business Combination shall have occurred prior thereto. Currently, we have extended until May 9, 2025 and have one monthly extension remaining.

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

Our Sponsors and their affiliates or designees are not obligated, if applicable, to fund the Trust Account to extend the time for us to complete our initial business combination. Our Sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our Sponsors, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsors, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsors, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business — Effecting Our Initial Business Combination — Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsors, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

The Insider Letters with our Original Sponsor, CIIG III, officers and directors may be amended without shareholder approval.

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

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

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

Under the previous Nasdaq rules, a SPAC not in compliance with the Nasdaq Listing Rule IM-5101-2 (the “36-Month Rule”) could request a hearing before a Nasdaq Hearing Panel, which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “Current Nasdaq Rules”), the stay relating to the 36-Month Rule has been removed and has resulted in our units and shares being suspended Any delisting of our securities from trading could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On December 10, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that Nasdaq has determined to delist our securities on The Nasdaq Global Market and suspended the trading in the Company’s securities effective as of the opening of business on December 17, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Following the suspension of trading on The Nasdaq Global Market, the Company’s Units, shares of Class A common stock and redeemable warrants will be eligible to trade on the OTC under the symbols “TGAUF,” “TGAAF” and “TGAWF” respectively. On December 3, 2024, the Company filed an application to have its securities quoted on the OTCQX Marketplace. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission. However, as of the date of this Report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

Under the previous Nasdaq rules, a SPAC not in compliance with the 36-Month Rule could request a hearing before the Nasdaq Hearing Panel, which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “Current Nasdaq Rules”), the stay relating to the 36-Month Rule has been removed. Under the Current Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading through the pendency of the Nasdaq Hearing Panel’s review. In addition, the scope of the Nasdaq Hearing Panel’s review is limited, as the Nasdaq Hearing Panel may only reverse a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) where it determines that the Staff Delisting Determination was made in error and that the SPAC never failed to satisfy the 36-Month Rule. In such cases, the Nasdaq Hearing Panel is no longer able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Nasdaq Hearing Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a business combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company will apply to list its securities on Nasdaq pursuant to the normal application review process. The New Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Rule.

Since our securities are currently quoted on an over-the-counter market. we could face significant material adverse consequences, including:

●	appearing to be less attractive to potential target companies than an exchange listed SPAC;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities Since we are no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Potential target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.64 per public share” and other risk factors herein.

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

Economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) initiative as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Economic Substance Act”) contains economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities”. As we are a Cayman Islands company, our compliance obligations will include filing an annual notification, which need to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Economic Substance Act. If the Cayman Islands Tax Information Authority determines that the Company or any of its Cayman Islands subsidiaries has failed to meet the requirements imposed by the Economic Substance Act the Company may face significant financial penalties, restriction on the regulation of its business activities and/or may be struck off as a registered entity in the Cayman Islands.

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

Anti-money laundering legislation, regulations and guidance and sanctions legislation may require us to adopt and maintain costly compliance procedures and may adversely impact us or our financial results.

In order to comply with legislation, regulations and guidance aimed at the prevention of money laundering, terrorist financing and proliferation financing, and sanctions legislation the Company may be required to adopt and maintain anti-money laundering procedures, and may require subscribers and their beneficial owners, controllers or authorized persons (where applicable) (“Related Persons”) to provide evidence to verify their identity. Where permitted, and subject to certain conditions, the Company may also rely on, or delegate to, a suitable person the maintenance of our anti-money laundering procedures (including the acquisition of due diligence information).

The Company reserves the right to request such information as is necessary to verify the identity of a subscriber or their Related Persons. In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited.

The Company also reserves the right to refuse to make any redemption payment to a shareholder if directors or officers suspect or are advised that the payment of redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering, sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure compliance with any such laws or regulations in any applicable jurisdiction.

If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property.

We have identified a material weakness in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We identified a material weakness in our internal control over financial reporting, as defined in the SEC guidelines for public companies at September 30, 2024 which remained not remediated as of December 31, 2024. The material weakness identified relates to disclosure controls and procedures regarding the completeness of operating expenses and accruals, including legal fees, as well as the completeness and accuracy of transactions with related parties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Risks Relating To Our Management Team

Past performance by our Sponsors’ owners, and by our directors and management, or their respective affiliates, may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our Sponsors’ owners, our directors or management, and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our Sponsors’ owners, our directors or management, or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

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

If the net proceeds from our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until the end of the Business Combination deadline prescribed in our Articles, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsors, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

Of the net proceeds from our IPO and the sale of the private placement warrants, only approximately $1,400,000 was initially available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsors, its affiliates or members of our management team are sufficient to allow us to operate until the Business Combination deadline prescribed in our Articles; however, we cannot assure you that our estimate is accurate, and our Sponsors, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the Trust Account. In such case, unless funded by the proceeds of loans available from our Sponsors, its affiliates or members of our management team the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we hold outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsors, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the deadline prescribed in our Articles because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $11.64 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.64 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.64 per public share.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the deadline prescribed by our Articles, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.64 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement we entered into concurrently with our IPO, our Original Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $11.64 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.64 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Original Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Original Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Original Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Original Sponsor’s only assets are our securities of our company. Therefore, we cannot assure you that our Original Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $11.64 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Original Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $11.64 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.64 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Original Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Original Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Original Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $11.64 per public share.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, since November 24, 2023, we maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company. By holding the funds in cash, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination within the deadline prescribed in our Articles, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Earlier this year, the SEC provided guidance that the determination of whether a SPAC, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, TGAA was formed for the purpose of completing an initial business combination with one or more businesses, such as the proposed Business Combination with VenHub. Since our inception, our business has been and will continue to be focused on identifying and completing the Business Combination with VenHub, or another initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Cayman Constitutional Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination or any other initial business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the potential benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our public shareholders may receive only approximately $11.64 per Public Share (as of December 31, 2024), or less in certain circumstances, and our warrants may expire worthless. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

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

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

If we have not consummated an initial business combination within the deadline prescribed in our Articles, our public shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we have not consummated an initial business combination within the deadline prescribed in our Articles, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the expiration of the deadline prescribed in our Articles before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our Sponsors and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

The grant of registration rights to our Sponsors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement that we entered into concurrently with our IPO, our Original Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible and the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital and extension loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In connection with the Assignment Agreement, the Sponsor entered into a joinder to the registration rights agreement. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsors or its permitted transferees are registered for resale.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorized the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Taking into account the partial exercise of the over-allotment option by the underwriters, the conversion of 5,347,415 Class B ordinary shares held by our initial shareholders into an equal number of Class A ordinary shares on July 11, 2023 and the redemptions of Class A ordinary shares in the context of our June 2, 2023 extraordinary shareholder meeting and our December 15, 2023 extraordinary shareholder meeting, respectively, we have 492,871,569 and 49,975,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account or shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. We currently do not have any preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Trust Account

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021, 2022, 2023 and 2024 taxable years, and we may also be a PFIC for our current taxable year, or a controlled foreign corporation, or “CFC” which could result in adverse U.S. federal income tax consequences to U.S. holders.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder in our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation – United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our taxable years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature and value of the income and assets of the company with which we combine, the details of which are currently unknown. If we are a PFIC during any taxable year during which a U.S.Holder owns our Class A ordinary shares or warrants, we generally will continue to be treated as a PFIC with respect to such U.S. holder’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election.

A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund,” or “QEF,” election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We prepared a PFIC Annual Information Statement in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 taxable year and 2022 taxable year and we will endeavor provide such statement with respect to our 2023 and 2024 taxable year upon request. However, there can be no assurance that we will timely provide the required information to make a QEF election, and a QEF election would be unavailable with respect to our warrants in all cases.

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

In addition, if we are treated as a CFC for any taxable year, any U.S. Holder that owns 10% or more (by vote or value) of the equity of the Company for United States federal income tax purposes would be subject to the United States federal income tax rules regarding CFCs rather than the rules regarding PFICs, which also may ubject such U.S. Holder to adverse United States federal income tax consequences and reporting requirements. Our CFC status with respect to a U.S. Holder for our current and subsequent taxable years may depend on whether our business combination is completed during our current taxable year, and the timing and the strucutre of the business combination. We urge U.S. Holders to conult their own tax advisors regarding the application of the PFIC and CFC rules.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of our IPO, our Original Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, unless otherwise waived, as long as our Original Sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Registration and Shareholder Rights.”

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

In addition, our founders, Sponsors, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsors, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage our Sponsors or an affiliate of our Sponsors as an advisor or otherwise with respect to our business combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our Sponsors or an affiliate of our Sponsors as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such person or entity may earn its salary or fee upon closing of the initial business combination. The payment of such salary or fee would likely be conditioned upon the completion of the initial business combination. Therefore, such persons or entities may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest.” Our founders, Sponsors, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our founders, Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business – Effecting Our Initial Business Combination – Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsors, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Original Sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in Israel and the United Kingdom. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Original Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Since our Sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 2, 2021, an affiliate of our Original Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Original Sponsor in exchange for $25,000, or approximately $0.004 per share. In March 2021, our Original Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our former CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. In addition, in November 2021, our Original Sponsor transferred 25,000 Class B ordinary shares to our CFO Heiko Dimmerling. On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders. Prior to the initial investment in the company of $25,000 by the Original Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Original Sponsor purchased an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $10,000,000 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. In connection with the exercise of the over-allotment option on December 29, 2021, our Original Sponsor purchased an additional aggregate amount of 397,242 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $595,863 in the aggregate, in a private placement. In connection and following the Assignment Agreement, CIIG III has incurred significant fees and expenses.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

After the redemptions of Class A ordinary shares executed in the context of our July 10, 2024 extraordinary shareholder meeting, as of the date of December 31, 2024, we have approximately $20,735,124 in the Trust Account that we may use to complete our initial business combination.

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

●	Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our Articles do not provide a specified maximum redemption threshold and, unlike other similar special purpose acquisition companies, we can redeem our public shares irrespective of whether such redemption would cause our net tangible assets to be less than $5,000,001. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsors and its permitted transferees, if any, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsors, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed in our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsors, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including, for example, under one or more forward purchase agreements that we may enter into) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.64 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Sponsors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our Sponsors owned 5,047,415 Class A ordinary shares and 25,000 Class B ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsors purchase any units or any Class A ordinary shares in the open market or in privately-negotiated transactions, this would increase its control. Neither of our Sponsors nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Original Sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsors, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsors will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Original Sponsor.

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

We issued warrants to purchase 7,163,219 of our Class A ordinary shares as part of the units offered in our IPO. Simultaneously with the closing of our IPO, we issued an aggregate of 7,063,909 private placement warrants, at a price of $1.50 per warrant. In addition, if the Sponsors, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Furthermore, as of the date of this Annual Report, we have loaned in aggregate $975,000 from our Original Sponsor or its affiliates or designees in connection with various extensions of our Business Combination deadline, as described elsewhere in this Annual Report. All these amounts amount may be converted into warrants, at the price of $1.50 per warrant, unless otherwise waived. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Section 4501 of the U.S. Internal Revenue Code generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “netting rule”). In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On April 12, 2024, the Treasury published proposed Treasury Regulations clarifying many aspects of the Excise Tax, including that where a non-U.S. corporation transfers its assets or is treated as transferring its assets to a U.S. corporation in a reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended, the corporation is not treated as a U.S. corporation until the day after the reorganization.

33

The interpretation and operation of certain other aspects of the Excise Tax remain unclear. Although these proposed Treasury Regulations are not final, taxpayers generally may rely on them until final Treasury regulations are issued. However, there can be no assurance that final Treasury Regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable.

If we were to be treated as a covered corporation for purposes of the redemption of Public Shares in connection with a Business Combination or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of Public Shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the nature and amount of stock to be issued in connection with the Business Combination or any other equity issuances (whether in connection with the Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock, and (iv) the content of forthcoming final and additional proposed Treasury Regulations and other guidance from the Treasury.

As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. If we were to be treated as a covered corporation for purposes of the redemption of Public Shares in connection with the Business Combination or otherwise, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to Public Shareholders in connection with a redemption of Public Shares is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete the Business Combination and may affect our ability to complete any business combination or fund future operations.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which are held by our Sponsors, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

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

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial business combination with such a company or otherwise operate outside the United States, particularly in emerging markets, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval, including as a result of the current conflict between Russia and Ukraine;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

Item 3. Legal Proceedings

On February 21, 2025, we commenced litigation in the Delaware Court of Chancery (the “Chancery Court”) C.A. No. 2025-0191-BWD against VenHub seeking a temporary restraining order to enjoin VenHub from terminating and taking any action contrary to the terms of the Business Combination Agreement and specific performance compelling VenHub to comply with the terms of the Business Combination Agreement. On March 12, 2025, the Chancery Court granted our request for a temporary restraining order enjoining VenHub from terminating the Business Combination Agreement during the pendency of the action. This is not a final decision on the merits of the case, but rather an order to ensure irrevocable actions do not take place before the Chancery Court renders a final decision on the merits. As a result of the temporary restraining order, the Business Combination Agreement remains in full force and effect.

On March 12, 2025, the Chancery Court also granted our request to expedite the proceedings and scheduled trial for May 2025. On March 28, 2025 the Court entered a Stipulation and Order Governing Case Schedule and scheduled a Pre-Trial Conference for May 14, 2025. On April 4, 2025, the parties signed a Settlement Term Sheet agreeing to a settlement in principle of the litigation. On April 7, 2025, the parties notified the Court that they had reached a settlement in principle and the Court, at the parties’ request, struck all pending deadlines and the trial date. As a result, the litigation remains pending but is stayed while the parties finalize the settlement. If the parties are unable to agree on final settlement documentation, the litigation would resume pursuant to a new schedule and trial date.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Until December 17, 2024, TGAA’s Units, Public Shares and Public Warrants were traded on Nasdaq under the symbols “TGAAU”, “TGAA” and “TGAAW”, respectively. TGAA’s Units, Public Shares and Public Warrants are currently quoted on the OTC Pink Market operated by OTC Markets Group Inc. (“OTCPK”) under the symbols “TGAUF,” “TGAAF,” and “TGAWF,” respectively.

(b) Holders

On April 16, 2025, there was one holder of record of our units, nine holders of record of our Class A ordinary shares, two holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 2, 2021, an affiliate of our Original Sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Original Sponsor in exchange for $25,000, or approximately $0.004 per share. In March 2021, our Original Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our former CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. In addition, in November 2021, our Original Sponsor transferred 25,000 Class B ordinary shares to our CFO Heiko Dimmerling. On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders. On November 29, 2023, pursuant to a securities exchange agreement between our Original Sponsor and the Director, our Original Sponsor assigned and transferred to the Director 25,000 of our Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Original Sponsor by the Director of 25,000 Class B ordinary shares of the Company. As a result, our Sponsors now owns 5,047,415 Class A ordinary shares and 25,000 of our Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Original Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans and extension loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Simultaneously with the consummation of our IPO and full exercise of the over-allotment option by the underwriters, our Original Sponsor purchased 6,666,667 private placement warrants at a price of $1.50 per warrant in a private placement that generated gross proceeds of $10,000,000. Following the completion of our IPO, the underwriters exercised their over-allotment option and our Original Sponsor purchased an additional 397,242 private placement warrants at a price of $1.50 per warrant in a private placement. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

The proceeds from the sale of the private placement warrants were added to the net proceeds from the IPO held in the Trust Account. If we do not complete a business combination within the deadline prescribed by our Articles, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Original Sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On December 9, 2021, we consummated our IPO of 20,000,000 units at $10.00 per unit and the sale of 6,666,667 private placement warrants at a price of $1.50 per private placement warrants in a private placement to our Original Sponsor that closed simultaneously with our IPO.

On December 29, 2021, the underwriters exercised their over-allotment option and purchased an additional 1,489,658 over-allotment units at an offering price of $10.00 per unit, generating aggregate additional gross proceeds of $14,896,580. Substantially concurrently with the exercise of the over-allotment option, we completed the private sale of 397,242 additional private placement warrants to our Original Sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds to the Company of $595,863.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our Original Sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares. The registration statement for our IPO was declared effective on December 8, 2021. On December 13, 2021, we commenced our IPO of 20,000,000 units at $10.00 per unit. Transaction costs related to the IPO amounted to $12,535,264 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions (including the portion of the deferred underwriting commission subsequently waived by BofA on January 10, 2023), $510,000 in value of the over-allotment option, and $1,025,264 of other offering costs. Simultaneously with the consummation of the IPO, we consummated the private placement of 6,666,667 Private Placement Warrants to the Original Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement Warrants in connection with the IPO generated gross proceeds of $10,000,000. On December 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,489,658 Units issued for gross proceeds of $14,896,580.

Following the closing of the IPO on December 13, 2021, and the subsequent close of the partial over-allotment option on December 29, 2021, a total of $219,194,512 from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was deposited into the Trust Account. On November 24, 2023, we instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of our Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay income taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination by deadline prescribed in the our Articles, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if we have not consummated an initial Business Combination by the deadline prescribed in our Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of our IPO if we extended the period of time to consummate a Business Combination, subject to our Original Sponsor depositing additional funds in our Trust Account) to complete an initial Business Combination.

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

In addition, the Original Sponsor, its affiliates and designees agreed to deposit into the Trust Account as a loan (a “June 2023 EGM Contribution,” and the Original Sponsor, its affiliate or designee making such June 2023 EGM Contribution, a “Contributor”) (i) on June 14, 2023, with respect to the extension to September 13, 2023, an amount equal to the lesser of (x) $270,000 or (y) $0.084 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such additional month, an amount equal to the lesser of (x) $90,000 or (y) $0.028 per public share multiplied by the number of public shares outstanding, with the maximum aggregate amount of June 2023 EGM Contributions being $810,000. It was further agreed that the June 2023 EGM Contributions will be evidenced by the June 2023 EGM Contribution Note and will be repayable by the Company upon the Maturity Date.

Following the first amendment to the Company’s Articles, the Company’s board of directors, upon request of the Original Sponsor, elected to extend the Termination Date four times by an additional one month each time, from September 13, 2023 until January 13, 2024. In connection with these extensions, the Contributor deposited $90,000 into the Trust Account for each such monthly extension, each as a June 2023 EGM Contribution.

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

In connection with this extension, shareholders holding 561,310 shares of the Company’s Class A ordinary shares issued in the Company’s IPO exercised their right to redeem their shares such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result $6,182,365.63 (approximately $11.01 per share) was removed from the Trust Account to pay such holders.

In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account a December 2023 EGM Contribution (i) on or before January 13, 2024, with respect to the extension to May 8, 2024, an amount equal to $345,000, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the date by which the Company must consummate an initial Business Combination for an additional month, with respect to the extension to each such Additional Articles Extension Date, an amount equal to $90,000, with the maximum aggregate amount of December 2023 EGM Contributions being $975,000. It was further agreed that the December 2023 EGM Contributions will be evidenced by a December 2023 EGM Contribution Note and will be repayable by the Company upon the completion of Business Combination. On January 11, 2024, in connection with the Second Extension, the Contributor deposited $345,000 into the Trust Account as a December 2023 EGM Contribution. Further, $185,806 was deposited in the Trust Account through July 10, 2024 by the Sponsors.

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

On May 31, 2024, CIIG III entered into a Securities Assignment Agreement (the “Assignment Agreement”), by and between the Original Sponsor, the Company and CIIG III, whereby the Original Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500 Class B ordinary shares of the Company to CIIG III. In connection with entry into the Assignment Agreement, CIIG III entered into a Purchaser Insider Letter and a joinder agreement to the Registration and Shareholder Rights Agreement, as amended, entered into by the Original Sponsor in connection with the Company’s initial public offering. In connection with the Purchaser Insider Letter, the Company, Original Sponsor and other parties to the IPO Insider Letter executed a waiver and amendment modifying section 9(a) of the Lockup Period definition and the Original Sponsor and each Insider agreed to vote any ordinary shares owned by them in favor of any amendment to modify or extend the time to complete a proposed Business Combination in favor of such related proposals recommended by the Board of Directors. Additionally, the Company and the Original Sponsor and other signatories thereto executed an amendment to the Registration and Shareholder Rights Agreement to amend the definition of “Founder Shares Lock-up Period” in the agreement.

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

As of December 31, 2024 and 2023, the total of June and December 2023 and as well as July 2024 EGM Contributions into the Trust Account was $1,160,821 and $630,015, respectively.

On December 2, 2024, the Company, entered into an Agreement and Plan of Merger, by and among the Company, Vital Merger Sub 1 Corp., a wholly-owned Delaware corporation of the Company, Vital Merger Sub 2 LLC, a wholly-owned Delaware limited liability company of the Company, and VenHub Global, Inc., a Delaware corporation (the “VenHub Business Combination Agreement”).

For a full description of the VenHub Business Combination Agreement and the proposed VenHub Business Combination, please see Item 1. “Business”.

If we have not consummated an initial Business Combination within the deadline prescribed in our Articles, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the deadline prescribed in the Company’s Articles.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had cash outside the Trust Account of $6,239, available for working capital needs, and working capital deficit of $5,100,449. Until consummation of our Business Combination, we will be using the funds held outside the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, or other third parties, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Our liquidity needs up to December 31, 2024 had been satisfied through a payment from the Original Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under unsecured promissory notes from the Original Sponsor of up to $2,038,250. As of December 31, 2024, the amounts under these notes were fully drawn and outstanding. In addition, our Original Sponsor deposited $1,065,015 into the Trust Account in connection with our Second Extension and our Sponsor deposited $95,807 into the Trust Account prior to and concurrently with the approval of the Third Extension.

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2024, there were no amounts outstanding under any Working Capital Loans.

If we are unable to complete a business combination within the deadline prescribed in our Articles, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to applicable law and as further described in our registration statement, and then seek to dissolve and liquidate. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, our management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

As of December 31, 2024, we had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2024 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investment held in Trust Account from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net loss of $4,912,112, which consisted of income from cash held in the Trust Account and operating account of approximately $1,388,409 and recovery of previously incurred costs of $476,574, offset by general and administrative expenses of approximately $3,963,546 and finance cost of $2,813,549.

For the year ended December 31, 2023, we had net income of $3,558,718, which consisted of income from cash and investments held in the Trust Account and operating account of approximately $5,719,743, offset by general and administrative expenses of approximately $2,161,025.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Office Space, Secretarial and Administrative Services

Commencing on December 9, 2021, through the earlier of consummation our initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. The Company incurred $50,000 and $120,000 of administrative support fees for the year ended December 31, 2024 and 2023, respectively. According to the terms of the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet as of December 31, 2024, and which is expected to be paid at the completion of Business Combination.

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

Critical Accounting Estimates

The preparation of audited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Management considers an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. There are items in our financial statements that require estimation but are not deemed to be critical, as defined above.

Critical Accounting Policies

Offering Costs Associated with IPO

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Upon closing of the IPO on December 13, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. We incurred offering costs amounting to $12,964,576 as a result of the IPO consisting of $4,297,932 of underwriting commissions, $7,521,380 of deferred underwriting commissions which were waived by both underwriters), and $1,145,264 of other offering costs.

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets as of December 31, 2024 and 2023, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings for the year ended December 31, 2024 and 2023. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of December 31, 2024.

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, considering the following material weaknesses that were identified at September 30, 2024, and remained not remediated at December 31, 2024:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, considering the following material weaknesses were identified at September 30, 2024 and which remained not remediated at December 31, 2024:

Completeness of operating expenses and accruals, including legal fees, as well as completeness and accuracy of transactions with the related parties.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Michael Minnick	59	Chief Executive Officer
Heiko Dimmerling	55	Chief Financial Officer and Director
Jeffrey Clarke	63	Director
Gerhard Cromme	82	Chairman and Director
Sigal Regev	58	Director
Lars Hinrichs	48	Director
Michael Abbott	60	Director

Michael Minnick

Mr. Michael Minnick has served as our Chief Executive Officer since May 31, 2024. Mr. Minnick is a Co-Founder and has been a Managing Partner at IIG Holdings since 2014, is a Co-Founder and Managing Partner of Opus Music II LLC since December 2024 and is the managing member of CIIG Management III LLC since its inception. Since January 2023, Mr. Minnick has served as the Chief Executive Officer and since March 2024, the principal financial and accounting officer of Crown Proptech Acquisitions, a special purpose acquisition company. Mr. Minnick served as co-chief executive officer and a director of CIIG Capital Partners II, Inc. (now known as Zapp Electric Vehicles, Inc.) (“CIIG”) from February 2021 until April 2023 when CIIG completed its initial business combination with Zapp Electric Vehicles Group Limited. Mr. Minnick served as the Chief Investment Officer of CIIG Merger Corp. (“CIIC”) from December 2019 to March 2021 when CIIC closed its initial business combination with Arrival Group. Mr. Minnick has served as Managing Partner and Co-Founder of Opus Music II LLC since December 2024. Mr. Minnick has also served as a Director and Co-Founder of Opus Music Group Investments, LLC from December 2021 until August 2024. From 2019 until March 2021, he was Chief Investment Officer and director of CIIC. Prior to forming IIG Holdings, he was a Co-Founder and Senior Managing Director of Interlink Investment Group, from 2012 to 2014. Mr. Minnick has experience in more than $190 billion in transaction volume, including advisory and debt and equity capital executions at JPMorgan Chase & Co. (NYSE:JPM) and The Royal Bank of Scotland Group plc (NYSE:RBS), or RBS. Mr. Minnick served in various capacities at RBS, from 2004 to 2011, culminating in his service as a Managing Director and Head of Corporate Finance in the Telecom, Media & Technology Group. From 2003 to 2004, Mr. Minnick was the Founder and Chief Executive Officer of Traffic Networks, a startup that developed mobile and online real-time traffic information for the New York Metropolitan markets. From 1996 to 2002, Mr. Minnick served in different positions within Investment Banking at JPMorgan Chase & Co. including the Telecom, Media & Technology Group and the Global Syndicated Finance Group. Prior to joining JPMorgan Chase & Co., Mr. Minnick was an Associate at The Bank of Nova Scotia in the Corporate Finance and Syndications division from 1994 to 1996. Mr. Minnick began his career at AT&T (NYSE:T) where he served in several analyst capacities from 1989 to 1992, including as a Financial Analyst in the Market Analysis & Forecasting Division for Business Communications Services within the Chief Financial Officer division. From 2012 to 2019, he served as a Director of Paystar Inc., a privately-held FinTech company. Mr. Minnick received a M.B.A. from Cornell University and a B.A. from The University of St. Thomas.

Heiko Dimmerling

Mr. Heiko Dimmerling has served as our Chief Financial Officer and a Director since 2021. Before joining TGAA, Mr. Dimmerling was Chief Operating Officer at HQ Capital, where he was responsible for the global operations in private equity, real estate and direct investments with over $12 billion assets under management. Prior thereto, he was a Partner at the Private Equity Fund Triton for more than 16 years sponsoring several funds totaling approximately €9 billion investor capital. As an active angel and venture capital investor in a number of start-ups across several segments, Mr. Dimmerling experienced the support gap for hardware start-ups first hand and to address the gap, he co-founded BatchOne. Mr. Dimmerling started his career at Arthur Andersen supporting venture capital and private equity international strategic investors in M&A transactions and corporate finance. Mr. Dimmerling holds a B.A. in Business Administration from the University of Applied Sciences, Fulda. We believe Mr. Dimmerling’s broad experience as a venture capital investor makes him well-qualified to serve as a member of the TGAA Board.

Jeffrey Clarke

Mr. Jeffrey Clarke has served as a director since November 2023. He currently serves as the Chief Executive Officer of Insurity LLC, a private software company in the insurance industry, a role he has held since January 2025. Mr. Clarke also serves as Executive Chairman of Doxim, as Director of Mondee Holdings, Inc., as Director of Columbia Care Inc. (CSE: CCHW) and as a Director of Travelport Worldwide Ltd. From August 2019 until May 2023, Mr. Clarke served as member of the board of directors of FTD, LLC, where he also served as interim Chief Executive Officer. He served as Co-CEO and Director of E.Merge Technology Acquisition Corporation (NASDAQ: ETACU) from July 2020 until August 2022. Prior to that, Mr. Clarke spent five years as chief executive officer and Director of Eastman Kodak Company (NYSE: KODK), where he led the restructuring and divestiture of its high multiple packaging print division, substantially reducing Kodak’s debt. He has also served as chief operating officer for CA Software (NYSE: CA), executive vice president of global operations at Hewlett- Packard (NYSE: HPQ) and chief financial officer at Compaq Computer Corporation (NYSE: CPQ). Mr. Clarke is a former director at Docker, Inc., Generate Life Sciences, Autodesk, Inc. (NASDAQ: ADSK), Red Hat, Inc. (NYSE: RHT), Compuware Corporation (NASDAQ: CPWR), Orbitz Worldwide (NYSE: OWW).

Dr. Gerhard Cromme

Dr. Gerhard Cromme has served as the Chairman of the TGAA Board of Directors since 2021. Alongside his office as Chairman of the advisory board at Target Global (“TG”), a top-tier pan-European venture capital firm, Dr. Cromme is currently the chairman of the supervisory board of eClear AG, chairman of the advisory board of Aroundtown (ETR: AT1), one of the largest listed commercial real-estate companies in Europe as well as a member of the supervisory board at Highview Enterprises Ltd. Previously, Dr. Cromme was chairman of the supervisory boards of Siemens (ETR: SIE), Thyssen Krupp (ETR: TKA) and Auto1 (ETR: AG1), as well as a member of the supervisory boards of numerous corporates in Germany and France, such as Axel Springer, E.ON. (ETR: EOAN), Ruhrgas, Volkswagen (ETR: VOW3), BNP Paribas (EPA: BNP) and Saint Gobain (LON: COD). Dr. Cromme holds degrees in law from the University of Münster and the University of Lausanne, and in economics from the University Sorbonne in Paris and Harvard University (PMD) as well as a Doctor of Law from the University of Münster. We believe Dr. Cromme’s broad experience as a chairman and board member in various companies makes him well-qualified to serve as a member of the TGAA Board.

Sigal Regev

Ms. Sigal Regev has served as a director since 2021. Ms. Regev is currently the Chairwoman of Danel Group and director at Discount Bank. Ms. Regev has over 30 years of experience in the healthcare system in Israel and has held a series of senior management positions in health insurance funds and hospitals. Her previous role was the CEO of Meuhedet Health Services, Israel’s third-largest health maintenance organization (HMO) serving approximately 1.3 million people. Prior to her role as CEO of Meuhedet Health Services, Ms. Regev was its Chief Financial Officer for 5 years, responsible for an approximately $2 billion budget. Before that, she worked at Clalit Health Services for over 22 years, holding various positions including Vice President of Innovation Planning and Research. Ms. Regev holds a M.A. degree in Social Sciences and Economics and a B.A. degree in Economics, Mathematics and Computer Science from Ben-Gurion University of the Negev. We believe Ms. Regev’s broad experience in healthcare makes her well-qualified to serve as a member of the TGAA Board.

Lars Hinrichs

Mr. Lars Hinrichs has served as a director since 2021. Mr. Hinrichs is an entrepreneur and investor, having launched one of his first ventures at the age of 22, politik-digital.de, an award-winning platform for politics and new media. Furthermore, Mr. Hinrichs founded XING in 2003 (ETR: NOW), a career-oriented social networking site, which he took public in 2006. In 2010, Mr. Hinrichs founded HackFwd, an innovative pre-seed investment company that supported Europe’s entrepreneurs in launching tech start-ups. Mr. Hinrichs is currently the founder and CEO of Cinco Capital, an independent investment company, and has been a member of the supervisory board at Deutsche Telekom AG (ETR: DTE) since October 2013 and has served as the chairman of the supervisory board of xbAV AG since 2016. He recently created the Digital Art Museum in Hamburg. Mr. Hinrichs studied at Harvard Kennedy School of Government and Yale Jackson Institute for Global Affairs. We believe Mr. Hinrichs’s broad experience as an entrepreneur and investor makes him well-qualified to serve as a member of the TGAA Board.

Michael Abbott

Mr. Michael Abbott is the founder and Chairman of the public company Board of The Cannabist Company (CBOE: CBST), one of the largest pharmaceutical manufacturers of cannabis-related medicines in the United States of America. Mr. Abbott has over 30 years of experience in banking and finance. In 2002, Mr. Abbott founded Elysium Capital, a foreign exchange trading hedge fund, and in 2006 he was appointed as CEO of Robeco Sage, a billion-dollar fund of hedge funds. He started his financial career at Swiss Bank Corp. and later worked at Goldman Sachs where he eventually led its Structured Product Trading and Origination Group. Mr. Abbott holds a Bachelor of Laws degree from King’s College London, where he is also a guest lecturer at the King’s Business School, as well as an Executive Fellow. Mr. Abbott also serves as a Director of Flo Health, and an Executive Director of GBM Securities Ltd. We believe Mr. Abbott’s broad experience in banking and finance makes him well-qualified to serve as a member of the TGAA Board.

Number, Terms of Office and Election of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. At our extraordinary shareholder meeting (in lieu of an annual general meeting) in June 2024, our shareholders have approved the re-appointment of each of Mr. Hinrichs and Ms. Regev as Class II directors to hold office until the 2027 annual general meeting of shareholders, until their respective successors are duly appointed and qualified, or until their earlier death, resignation or removal. The term of the Class III directors, consisting of Heiko Dimmerling and Dr. Gerhard Cromme, will expire at our 2025 annual general meeting. The term of the Class I directors, consisting of Mr. Clarke and Mr. Abbott will expire at our 2026 annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into prior to the closing of our IPO, our Original Sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for appointment to our board of directors, as long as our Original Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our IPO; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Michael Abbott, Lars Hinrichs, Sigal Regev and Jeffrey Clarke, and Michael Abbott serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating Committee

We have established a nominating committee of the board of directors. The members of our nominating committee are Michael Abbott, Lars Hinrichs, Sigal Regev and Jeffrey Clarke, and Michael Abbott serves as Chairman of the nominating committee.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

We adopted a nominating committee charter, which provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such forms and written representations that no other reports were required, we believe that during the year ended December 31, 2024, there were no delinquent filers.

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

Trading Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, on December 8, 2021, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

	Entity	Entity’s Business	Affiliation
Gerhard Cromme	Target Global	Investment Company	Chairman of the Advisory Board
	eClear AG	VAT/Customs Compliance and Clearing House	Chairman of the Supervisory Board
	Highview Enterprises Ltd.	Energy Company	Supervisory Board Member
	P.A.C. Verwaltungs GmbH	Management and Consultancy Services	Managing Director
	Aroundtown S.A.	Real Estate Company	Chairman of the Advisory Board
	Degura GmbH	Digital baV (platform)	Chairman of the Advisory Board
	Theion GmbH	Crystal Battery	Chairman of the Advisory Board

Michael Minnick	IIG Holdings	Investment Company	Partner
	CIIG Management III LLC	Investment Company	Managing Partner
	Crown PropTech Acquisitions	SPAC	Chief Executive Officer
	Opus Music II LLC	Music Rights Acquisition Company	Co-Founder and Managing Partner

Heiko Dimmerling	DIMension & Company GmbH	Management Consulting	Managing Director
	Target Global Selected Opportunities Ltd.	Investment Company	Director
	Target Global Sponsor Ltd.	Investment Company	Director

Jeffrey Clarke	Mondee Holdings, Inc Doxim Inc Columbia Care Inc.	Travel Technology Company Communications Management Medical Cannabis	Independent Director Executive Chairman Independent Director

Michael Abbott	Cannabist Company Holdings Inc.	Medical Cannabis	Executive Chairman
	Flo Health	Women’s Health Application	Director
	GBM Securities Ltd.	Brokerage Services	Executive Director

Lars Hinrichs	Cinco Capital Gmbh	Independent Private Equity Company	Chief Executive Officer
	Deutsche Telekom AG	Telecommunications	Supervisory Board Member
	xBAV AG	Fintech	Deputy Chairman of the Supervisory Board
	New Simsalasim Inc.	eSIM company	Supervisory Board Member
	Digital Art Museum GmbH	Art and Media	Managing Director
	HackFwd Admin GmbH	Investment Company	Managing Director
	Heinz Boese Immobilien Verwaltungs GBR	Real Estate	Chairman of the Supervisory Managing Director
	HackFwd Capital GmbH & Co. KG	Investment Company	Managing Director

Sigal Regev	Danel Group	Business Support Services	Chairperson
	Israel Discount Bank	Banking Services	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Original Sponsor subscribed for founder shares prior to the date of our IPO prospectus and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO.

●	Our Original Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the deadline prescribed by our Articles, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsors have agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless. Our Sponsors have agreed to certain transfer restrictions and performance conditionality on its founder shares. With certain limited exceptions:

●	50% of the founder shares and any Class A ordinary shares issuable upon conversion thereof held by our Sponsors shall not be transferred, assigned or sold except to certain permitted transferees until the completion of our initial business combination; and

●	50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination.

With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsors until 30 days after the completion of our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our founders, Sponsors, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsors, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsors or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our Original Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee, or other compensation prior to, or for any services they render, in order to effectuate the completion of our initial business combination. Further, commencing on the date our securities are first listed on the Nasdaq, we will also reimburse an affiliate of our Original Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In connection with the Assignment Agreement, the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet as of December 31, 2024 and which is expected to be paid at the completion of Business Combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsors and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

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

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Original Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In connection with the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s balance sheet, and which is expected to be paid at the completion of Business Combination. In addition, our Sponsors, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsors, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsors, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at April 16, 2025, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

Name of Beneficial Owners(1)	Number of Class B Ordinary Shares Beneficially Owned	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Issued Outstanding Ordinary Shares(2)
5% Shareholders (individually or as a group)	—
CIIG Management III LLC (our sponsor) (3)	17,500	3,533,191	49.6%
Target Global Sponsor Ltd.(our original sponsor) (4)	7,500	1,514,224	21.3%
Mizuho Financial Group, Inc. (5)	—	425,056	5.9%

Directors, Executive Officers
Gerhard Cromme	—	100,000	*
Michael Minnick(3)	17,500	3,533,191	49.6%
Heiko Dimmerling	—	25,000	*
Jeffrey Clarke	—	—	—
Michael Abbott	—	25,000	*
Lars Hinrichs	—	25,000	*
Sigal Regev	—	25,000	*
All officers and directors as a group (7 individuals)	17,500	3,733,191	52.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 10176 Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands.

(2)

The percentages reported herein are based upon 7,153,431 of our ordinary shares outstanding as of April 16, 2025, which is the sum of 7,128,431 of our Class A Ordinary Shares and 25,000 of our Class B Ordinary Shares (which will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holder thereof).

(3)	Based on the information reported on Schedule 13D filed on June 7, 2024, CIIG Management III LLC is the record holder of such shares. Michael Minnick, Chief Executive Officer, is the managing member of CIIG Management III LLC. Consequently, he may be deemed the beneficial owner of the shares held by CIIG Management III LLC and have voting and dispositive control over such securities. Mr. Minnick disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. The address for CIIG Management III LLC, and Michael Minnick is 40 West 57th Street, 29th Floor, New York, New York 10019.

(4)	Based on the information reported on Schedule 13G/A filed on June 24, 2025 by Target Global Sponsor Ltd., a Cayman Islands exempt company with its registered address at PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands, Mr. Shmuel Chafets and Mr. Yaron Valler. Our Original Sponsor is controlled as of the date hereof by Mr. Shmuel Chafets and Mr. Yaron Valler, who have voting and investment discretion in respect of the shares held of record by our Sponsor and therefore may be deemed to have shared beneficial ownership of the shares held by our Sponsor. The principal business office of each of our Original Sponsor, Shmuel Chafets and Yaron Valler is PO Box 10176, Governor’s Square, 23 Lime Tree Bay Avenue, Grand Cayman, KY1-1002, Cayman Islands. Each of Shmuel Chafets and Yaron Valler disclaims beneficial ownership of the shares held by our Original Sponsor except to the extent of his pecuniary interest therein, directly or indirectly.

(5)	Based on Schedule 13G/A dated February 13, 2025 filed by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The principal business office of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Our initial shareholders and CIIG III beneficially own 75.1% of the issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our Sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. Our Sponsors have agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our Original Sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

●	50% of the founder shares and any Class A ordinary shares issuable upon conversion thereof held by our Sponsors shall not be transferred, assigned or sold except to certain permitted transferees until the completion of our initial business combination; and

●	50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination.

The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsors or their affiliates, any affiliates of our Sponsors, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; I by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our Sponsors’ organizational documents upon liquidation or dissolution of our Sponsors; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

Subject to certain exceptions, our Sponsors and our directors and executive officers have agreed that:

●	50% of the founder shares and any Class A ordinary shares issuable upon conversion thereof held by our Original Sponsor and CIIG III shall not be transferred, assigned or sold except to certain permitted transferees until the completion of our initial business combination;

●	50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination.

The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsors or their affiliates, any affiliates of our Sponsors, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our Sponsors’ organizational documents upon liquidation or dissolution of our Sponsors; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

In addition, pursuant to the registration and shareholder rights agreement, our Original Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Original Sponsor holds any securities covered by the registration and shareholder rights agreement.

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 2, 2021, an affiliate of our Original Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Such shares were subsequently transferred to our Original Sponsor in exchange for $25,000, or approximately $0.004 per share. Prior to the completion of our IPO, our Original Sponsor transferred 25,000 Class B ordinary shares to each of our independent directors and 100,000 Class B ordinary shares to each of our former CEO Shmuel Chafets and our Chairman Dr. Gerhard Cromme. On July 11, 2023, we issued an aggregate of 5,347,415 Class A ordinary shares to the initial shareholders upon the conversion of an equal number of the Company’s Class B ordinary shares held by such initial shareholders. On November 29, 2023, pursuant to a securities exchange agreement between our Original Sponsor and the Director, our Original Sponsor assigned and transferred to the Director 25,000 of our Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Original Sponsor by the Director of 25,000 Class B ordinary shares of the Company.

Our Original Sponsor purchased an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $10,000,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our IPO. On December 29, 2021, concurrently with the exercise of the over-allotment option, we completed the private sale of 397,242 additional private placement warrants to our Original Sponsor at a purchase price of $1.50 per warrant, generating additional gross proceeds to the Company of $595,863.

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

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsors, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsors, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsors, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Prior to the Assignment Agreement, if we anticipated that we would not be able to consummate our initial business combination by May 8, 2024, we could, by resolution of our board if requested by our Original Sponsor or its designee, extend the period of time to consummate a business combination by seven additional one-month periods (until December 8, 2024), subject to our Original Sponsor or its designee depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our Articles and the Trust Agreement, in order for the time available for us to consummate our initial business combination to be extended beyond May 8, 2024, our Original Sponsor or its affiliates or designees, upon two business days advance notice prior to the applicable deadline, must deposit into the Trust Account $90,000 ($0.028 per share), on or prior to the applicable deadline. In connection with the Assignment Agreement, on June 6, 2024, the Termination Date was extended by one month, until July 8, 2024. In connection with such extension, on June 8, 2024, the Sponsor deposited $90,000 into the Trust Account.

On July 10, 2024, we amended our Articles once again (the “Third Extension”) to extend the date by which we have to consummate an initial Business Combination from July 8, 2024 to December 9, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to six times by an additional one month each time after December 9, 2024, if the Company has entered into a letter of intent or definitive binding agreement to consummate a Business Combination, on a monthly basis, until June 9, 2025 unless the closing of an initial Business Combination shall have occurred prior thereto, without further deposits to the Trust Account. In connection with such Third Extension, we entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in our revised Articles. As a result of the approval of the Articles, an additional $5,806.45 was deposited into the Trust Account representing the two-day prorated amount of the $90,000 monthly deposit for a 31 day month for the July 8, 2024 period. On December 2, 2024, the Company announced the entry into a Business Combination Agreement and has subsequently announced monthly extensions through May 9, 2025.

Any such payment would be made in the form of a non-interest-bearing loan, which we would repay upon consummation of our initial business combination either out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, convert all or a portion of such loan amounts into warrants at a price of $1.50 per warrant. These warrants would be identical to the private placement warrants. If we do not complete a business combination, we may repay such loans solely from assets not held in the Trust Account, if any. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our Original Sponsor has agreed to waive its right to be repaid for such loans to the extent there are insufficient funds held outside of the Trust Account in the event that we do not complete a business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote. Our Sponsors and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement pursuant to which our Sponsors are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans and extension loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the Original Sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration and Shareholder Rights.”

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2024 and 2023, and of services rendered in connection with our IPO, totaled $139,864 and $113,300, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2024 and 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum LLP $0 and $12,360 for such services during the years ended December 31, 2024 and 2023, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2024 and 2023.

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

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated December 2, 2024 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2024)

3.1	Amended and Restated Memorandum and Articles of Association, dated July 10, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended

4.2	Warrant Agreement, dated December 8, 2021 (as amended, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.1	Letter Agreement, dated December 8, 2021, among the Company and its officers and directors and Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.2	Waiver and Amendment, dated May 31, 2024, to IPO Insider Letter by and among Target Global Acquisition I Corp. and the parties thereto (incorporated by reference to Exhibit 99.3 to Target Global Acquisition I Corp.’s Current Report on Form 8-K filed with the SEC on May 31, 2024).

10.3	Letter Agreement, dated May 31, 2024, by and between Michael Minnick, CIIG Management III LLC and Target Global Acquisition I Corp. (incorporated by reference to Exhibit 99.1 to Target Global Acquisition I Corp.’s Current Report on Form 8-K filed with the SEC on May 31, 2024).

10.4	Investment Management Trust Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.5	Amendment to the Investment Management Trust Agreement, dated as of June 6, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2023)

10.6	Amendment No. 2 to the Investment Management Trust Agreement, dated as of November 29, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.7	Amendment No. 3 to the Investment Management Trust Agreement, dated as of December 15, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.8	Amendment No. 4 to the Investment Management Trust Agreement, dated as of July 10, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024)

10.9	Registration and Shareholder Rights Agreement, dated December 8, 2021, between the Company, Target Global Sponsor Ltd. and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.10	Amendment to the Registration and Shareholder Rights Agreement, by and between Target Global Acquisition I Corp. and Target Global Sponsor Ltd. and other signatories thereto (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2024)

10.11	Private Placement Warrants Purchase Agreement, dated December 8, 2021, between the Company and the Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.12	Securities Subscription Agreement, dated February 4, 2021, between the Company and Target Global Holding Ltd. (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021)

10.13	Securities Purchase Agreement, dated February 19, 2021, between the Company, Target Global Holding Ltd. and Target Global Sponsor Ltd. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021)

10.14	Securities Assignment Agreement, dated May 31, 2024, by and among CIIG Management III LLC, Target Global Sponsor Ltd. and Target Global Acquisition I Corp. (incorporated herein by reference to Exhibit 10.7 of the Target Global Acquisition I Corp.’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC on March 1, 2021).

10.15	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to Target Global Acquisition I Corp.’s Current Report on Form 8-K filed on June 25, 2024).

10.16	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 of Target Global Acquisition I Corp.’s Registration Statement on Form S-1 (File No. 333-253732) filed with the SEC June 30, 2021).

10.17	Insider Support Agreement, by and among Target Global Acquisition I Corp., CIIG Management III LLC, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2024)

10.18	Form of Lock-Up Agreement, by and among Target Global Acquisition I Corp., VenHub Global, Inc., and the stockholders of VenHub Global, Inc. party thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2024)

10.19	Company Support Agreement, by and among Target Global Acquisition I Corp. VenHub Global, Inc., and the stockholders of VenHub Global, Inc. party thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2024)

10.20	Form of Amended and Restated the Registration and Shareholder Rights Agreement, by and between Target Global Acquisition I Corp. and Target Global Sponsor Ltd. and other signatories thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2024)

19.1	Insider Trading Policy of the Company (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2024)

21*	List of Subsidiaries

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy of the Company (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2024)

101.INS*	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
‡	Furnished herewith.
†	All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable.

TARGET GLOBAL ACQUISITION I CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Target Global Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Global Acquisition I Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a business combination with one or more businesses or entities on or before June 9, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 9, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 9, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, TX

April 16, 2025

TARGET GLOBAL ACQUISITION I CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$6,239	$4,625
Prepaid expenses	—	25,750

Total current assets	6,239	30,375
Cash held in Trust Account	20,735,124	43,419,605

Total assets	$20,741,363	$43,449,980

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,040,548	$825,683
Due to related party	763,559	263,951
Promissory Note—Related Party	1,302,581	2,011,015

Total current liabilities	5,106,688	3,100,649
Deferred underwriting commissions	—	3,760,690

Total liabilities	5,106,688	6,861,339
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 1,781,016 and 3,934,220 shares at redemption value of $11.64 and $11.04 at December 31, 2024 and 2023, respectively	20,735,124	43,419,605
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,347,415 outstanding (excluding 1,781,016 and 3,934,220 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	535	535
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2024 and 2023	2	2
Accumulated deficit	(5,100,986)	(6,831,501)

Total Shareholders’ Deficit	(5,100,449)	(6,830,964)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$20,741,363	$43,449,980

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GLOBAL ACQUISITION I CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023
General and administrative expenses	$3,963,546	$2,161,025

Loss from operations	(3,963,546)	(2,161,025)
Other (expense) income:
Interest income on cash held in Trust Account	1,388,409	5,719,743
Recovery of previously incurred costs	476,574	—
Finance cost	(2,813,549)	—

Total other (expense) income, net	(948,566)	5,719,743

Net (loss) income	$(4,912,112)	$3,558,718

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	2,910,566	11,827,287

Basic and diluted net (loss) income per share, Class A redeemable ordinary shares	$(0.59)	$0.21

Basic and diluted, weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,372,415	5,372,415

Basic and diluted net (loss) income per share, Class A and Class B non-redeemable ordinary shares	$(0.59)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GLOBAL ACQUISITION I CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Ordinary Shares Not subject to redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,347,415	$535	25,000	$2	$—	$(6,831,501)	$(6,830,964)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,919,216)	(1,919,216)
Waiver of deferred underwriting commissions	—	—	—	—	—	3,760,690	3,760,690
Equity contribution from previous sponsor in connection with Assignment Agreement	—	—	—	—	—	1,987,604	1,987,604
Sponsor equity contribution in connection with non-redemption agreements	—	—	—	—	—	2,813,549	2,813,549
Net loss	—	—	—	—	—	(4,912,112)	(4,912,112)
Balance as of December 31, 2024	5,347,415	$535	25,000	$2	$—	$(5,100,986)	$(5,100,449)

	Class A Ordinary Shares		Class B		Additional
	subject to redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,372,415	$537	—	$(7,801,151)	$(7,800,614)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(6,349,758)	(6,349,758)
Waiver of deferred underwriting commissions	—	—	—	—	—	3,760,690	3,760,690
Conversion of Class B Common Stock to Class A Common Stock	5,347,415	535	(5,347,415)	(535)	—	—	—
Net income	—	—	—	—	—	3,558,718	3,558,718
Balance as of December 31, 2023	5,347,415	$535	$25,000	$2	$—	$(6,831,501)	$(6,830,964)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GLOBAL ACQUISITION I CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities:
Net (loss) income	$(4,912,112)	$3,558,718
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,388,409)	(5,719,743)
Finance cost	2,813,549	—
Changes in operating assets and liabilities:
Prepaid expenses	25,750	85,989
Accounts payable and accrued expenses	2,214,865	667,878
Due to related party	566,140	136,532

Net cash used in operating activities	(680,217)	(1,270,626)

Cash flows from investing activity:
Extension contributions in Trust Account	(530,807)	(630,015)
Cash withdrawn from Trust Account in connection with redemption	24,603,697	185,164,838

Net cash provided by investing activity	24,072,890	184,534,823

Cash flow from a financing activity:
Proceeds from the promissory note—related party	1,092,250	1,511,015
Payment of redemptions	(24,603,697)	(185,164,838)
Contribution from previous sponsor	120,388	—

Net cash used in financing activities	(23,391,059)	(183,653,823)

Net change in cash	1,614	(389,626)
Cash, beginning of the period	4,625	394,251

Cash, end of the period	$6,239	$4,625

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption	$1,919,216	$6,349,758
Equity contribution from original sponsor	$1,867,216	$—
Waiver of deferred underwriting commissions	$3,760,690	$3,760,690

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GLOBAL ACQUISITION I CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investment held in Trust Account from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering” “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s original sponsor is Target Global Sponsor Ltd., a Cayman Islands company limited by shares (the “Original Sponsor”). The registration statement for the Company’s IPO was declared effective on December 8, 2021 (the “Effective Date”). On December 13, 2021, the Company’s consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”). Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,666,667 warrants (the “Private Placement Warrants”) to the Original Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement.

In connection with the IPO, the underwriters were granted a 45-dayoptionfrom the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,000,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On December 29, 2021, the underwriters purchased an additional 1,489,658 Over-Allotment Units pursuant to the exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $14,896,580 to the Company. Concurrently with the exercise of the Over-Allotment Option, the Company completed the private sale of 397,242 additional Private Placement Warrants to the Original Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $595,863.

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

The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

On October 28, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company’s warrants are no longer in compliance with the Nasdaq continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules, has 45 calendar days, or until December 9, 2024, to submit a plan to regain compliance. On December 10, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Global Market and suspended the trading in the Company’s securities effective as of the opening of business on December 17, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. However, as of the date of this report, the Form 25-NSE has not yet been filed to delist the Company’s securities from Nasdaq. Following the suspension of trading on Nasdaq the Company’s units, Class A ordinary shares and public warrants are quoted on the OTC under the symbols “TGAUF,” TGAAF” and TGAWF”

On December 2, 2024, the Company, entered into an Agreement and Plan of Merger, by and among the Company, Vital Merger Sub 1 Corp., a wholly-owned Delaware corporation of the Company, Vital Merger Sub 2 LLC, a wholly-owned Delaware limited liability company of the Company, and VenHub Global, Inc., a Delaware corporation.

2024 Securities Assignment Agreement

On May 31, 2024, CIIG Management III LLC (“CIIG III” or the “Sponsor”) entered into a Securities Assignment Agreement (the “Assignment Agreement” or “Transaction”), by and between the Original Sponsor, the Company and CIIG III, whereby the Original Sponsor sold, transferred and assigned 3,533,191 Class A ordinary shares of the Company and 17,500 Class B ordinary shares of the Company to CIIG III. In connection with entry into the Assignment Agreement, CIIG III entered into a Purchaser Insider Letter (defined below) and a joinder agreement to the Registration and Shareholder Rights Agreement, dated December 8, 2021 among the Company, the Original Sponsor and the holders signatories thereto.

According to the provisions of the Assignment Agreement, Original Sponsor agreed that it will pay all operating expenses of the Company and the Original Sponsor (i) incurred and accrued through May 29, 2024 other than any expenses related to the extraordinary general meeting of shareholders to be held on July 10, 2024 (the “Shareholder Meeting”) and (ii) otherwise related to the year ended December 31, 2023, including, but not limited to, the following:   (A) all costs related to the audit of the Company’s 2023 and first quarter of 2024 financial statements, (B) all costs related to any required regulatory filings pertaining to calendar year 2023 and first quarter of 2024 (e.g.,8-K, 10-Q and10-K filings), which may be filed in the calendar year 2024, (C) all costs related to any required tax filings of the Company or the Original Sponsor for the year ended December 31, 2023, (D) any other expenses incurred in calendar year 2023 and first quarter of 2024 prior to the closing of the Purchaser’s purchase of the Class A Ordinary Shares and the Class B Ordinary Shares, and (E) premiums for director and officers insurance incurred by the Company for all periods prior to June 8, 2024 (collectively, the “Legacy Expenses”); provided, however, that the Original Sponsor shall be reimbursed for any Legacy Expenses payable as of the closing date of the Transaction in an amount up to $1,550,000 with such reimbursement being contingent on the Company consummating an initial business combination and such Legacy Expenses being approved and incorporated as part of such initial business combination (the “Reimbursement”). The Company will use its best efforts to have the Legacy Expenses (i) approved and incorporated as part of such initial business combination and (ii) paid on a pari passu basis with all other Legacy expenses incurred as part of the initial business combination. The Original Sponsor has agreed to satisfy or settle any liabilities incurred prior to the Transaction closing date not covered by the Reimbursement and provided the Purchaser documented agreements as to such ten business days prior to the closing of the Securities Assignment Transaction, and the Purchaser further agreed that it would be responsible thereafter for any fees and expenses (including but not limited to legal, accounting, printer and transfer agent fees), and any additional consideration (including in the form of Class A ordinary shares or Class B ordinary shares or other securities) paid to shareholders in connection with the extension of the Company’s maturity date as detailed in the Company’s Amended and Restated Memorandum and Articles of Association. The Purchaser also agreed to be responsible for any operating expenses incurred from the closing date of the Transaction through the closing of the Company’s initial business combination (unless as otherwise described in the Assignment Agreement), including (A) expenses related to D&O insurance coverage extension incurred on and after June 8, 2024, (B) monthly operating expenses due to the Company’s transfer agent and (C) quarterly operating expenses due to the Company’s auditor, financial printer, and accounting vendor.

In connection with the Assignment Agreement, the Company recorded equity contribution from previous sponsor in the amount of $1,987,604, which consisted of $1,800,684 related to limitation of repayment of the funds advanced by the Original Sponsor under the terms of the promissory notes issued prior to the date of the Assignment Agreement, as well as $186,920 related to the limitation of the repayment of other amounts advanced by the Original Sponsor.

In connection with the Company’s IPO and the Transaction, the Original Sponsor, CIIG III, officers and directors of the Company entered into letter agreements (the “Insider Letters”) with the Company in which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, or such later period approved by the Company’s shareholders in accordance with the Company’s Articles or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, or such later period approved by the Company’s shareholders in accordance with the Company’s Articles, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the Initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

In connection with the Transaction, the Lock-Up period definition in the Insider Letters were amended with the consent of the Company and the IPO underwriters. In addition, the Company received a waiver in connection with the Transaction from the lead underwriter of its entitlement to receive the payment of its portion of the Deferred Discount. Pursuant to the Insider Letter with CIIG III, CIIG III and the Chief Executive Officer have agreed that, it or he shall not Transfer 50% of the Founder Shares (or any Class A Ordinary Shares issuable upon conversion thereof) until the completion of the Company’s initial Business Combination and 50% of the Founder Shares (or any Class A Ordinary Shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any30-tradingday period commencing at least 150 days after the Company’s initial Business Combination.

On May 31, 2024, Michael Minnick was appointed as the Chief Executive Officer of the Company.

On July 10, 2024, the Company held the Shareholder Meeting in lieu of an annual general meeting of shareholders. At the Shareholder Meeting, the shareholders of the Company also approved to amend the Company’s Articles to eliminate the requirement to make monthly cash deposits to the Trust Account in order to extend the Termination Date from July 8, 2024 to December 9, 2024 (the “The Third Extension”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has entered into a letter of intent or definitive binding agreement to consummate a Business Combination by the Termination Date, on a monthly basis up to six times by an additional one month each time, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025. In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 2,153,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.43 per share. As a result, $24,603,697 was removed from the Trust Account to redeem such shares and 7,128,431 Class A ordinary shares of the Company remained outstanding after the redemption has been effected. Upon payment of the redemption, $20,350,872 remained in the Trust Account. As a result of the approval of the Articles, an additional $5,806 was deposited into the Trust Account representing the two-day prorated amount of the $90,000 monthly deposit for a 31-day month for the July 8, 2024 period. In connection with the Shareholder Meeting, the Company and CIIG III entered into non-redemption agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregate of 1,679,608 Class A ordinary shares, par value $0.0001 per share.

Extensions of Business Combination Deadline

The Company initially had 18 months from the closing of the IPO, until June 13, 2023 (or up to 24 months from the closing of the Company’s IPO if the Company extended the period of time to consummate a Business Combination, subject to the Original Sponsor depositing additional funds in the Trust Account) to complete an initial Business Combination.

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

On December 15, 2023, the Company amended its Articles once again to extend the Termination Date from January 13, 2024 to May 8, 2024 and to allow the Company to elect to further extend the Termination Date on a monthly basis for up to seven times by an additional one month each time after May 8, 2024, until December 8, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension”). In connection with such Second Extension, the Company entered into another amendment to the Trust Agreement to align the date on which Continental must commence liquidation of the Trust Account to the dates stipulated in the Company’s further revised Articles. In connection with this extension, stockholders holding 561,310 shares of the Company’s Class A ordinary shares issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $6,182,366 (approximately $11.01 per share) was removed from the Company’s Trust Account to pay such holders.

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

On January 11, 2024, the Company deposited $345,000 into the Trust Account as a December 2023 EGM Contribution to extend the Termination Date until May 8, 2024.

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

On July 10, 2024, the Company held its Shareholder Meeting in lieu of an annual general meeting of shareholders. At the Shareholder Meeting, the shareholders of the Company also approved to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to eliminate the requirement to make monthly cash deposits to the Trust Account in order to extend the date by which the Company has to consummate a Business Combination (the “Termination Date”) from July 8, 2024 to December 9, 2024 (the “The Third Extensions”) and to allow the Company, without another shareholder vote, to elect to further extend the Termination Date, if the Company has by the Articles Extension Date entered into a letter of intent or definitive binding agreement to consummate a Business Combination, on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, and upon one calendar days’ advance notice prior to the applicable Termination Date, until June 9, 2025. As a result of the approval of the Articles, an additional $5,806 was deposited into the Trust Account representing the two-day prorated amount of the $90,000 monthly deposit for a 31-day month for the July 8, 2024 period.

In connection with the shareholders’ vote at the Shareholder Meeting, the holders of 2,153,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.43 per share. As a result, approximately $24,603,697 was removed from the Trust Account to redeem such shares and 7,128,431 Class A ordinary shares of the Company remained outstanding after the redemption has been effected. Upon payment of the redemption, approximately $20,350,872 remained in the Trust Account.

In connection with the Shareholder Meeting, the Company and CIIG Management III LLC entered into non-redemption agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to validly rescind any redemption requests on an aggregate of 1,679,608 Class A ordinary shares, par value $0.0001 per share.

In December 2024 and the first quarter of 2025, the Company announced four of six additional monthly extensions of the Articles Extension Date through April 9, 2025.  On April 7, 2025, the Company announced an additional monthly extension through May 9, 2025.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had cash outside the Trust Account of $6,239, available for working capital needs, and working deficit of $5,100,449.

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

The Company’s liquidity needs up to December 31, 2024 had been satisfied through a payment from the Original Sponsor of $25,000 (see Note 5 of the Consolidated Financial Statements) for the Founder Shares to cover certain offering costs and the borrowings under certain unsecured promissory notes from the Original Sponsor of up to $2,038,250 (see Note 5 of the Consolidated Financial Statements). As of December 31, 2024, the amounts under these notes were fully drawn and outstanding. In addition, our Original Sponsor deposited $1,065,015 into the Trust Account in connection with our Second Extension. CIIG III advanced $516,140 for the working capital needs of the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of December 31, 2024, there were no amounts outstanding under any Working Capital Loans.

If the Company is unable to complete a business combination within the deadline prescribed in the Company’s Articles, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic2014-15,“Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that potential liquidity and capital shortage as described above and a mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations

Management is currently evaluating the impact of the current global economic uncertainty including as a result of high inflation, rising interest rates, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto), as well uncertainty relates to protectionist legislations enacted by various countries, and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and the ability to complete a Business Combination.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,239 and $4,625 in cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Cash Held in Trust Account

As of December 31, 2024, and 2023, the Company had $20,735,124 and $43,419,605 in the Trust Account, respectively. As of December 31, 2024, the assets held in the Trust Account were held in an interest-bearing demands deposit account.

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

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance withASC-480-10-S99,redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

As of December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$222,234,685
Less:
Redemptions	(185,164,838)
Plus:
Remeasurement of carrying value to redemption value	6,349,758

Class A ordinary shares subject to possible redemption, December 31, 2023	43,419,605
Less:
Redemptions	(24,603,697)
Plus:
Remeasurement of carrying value to redemption value	1,919,216

Class A ordinary shares subject to possible redemption, December 31, 2024	$20,735,124

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC-340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic5A-“Expenses of Offering.”

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

The basic and diluted (loss) income per ordinary share is calculated as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(1,719,239)	$(3,192,873)	$2,455,515	$1,103,203
Denominator:
Basic and diluted weighted average shares outstanding	2,910,566	5,372,415	11,827,287	5,372,415
Basic and diluted net (loss) income per ordinary share	$(0.59)	$(0.59)	$0.21	$0.21

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Standards

In November 2023  , the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The Company adopted this standard as of December 31, 2024.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO and partial exercise of the over-allotment by the underwriters, the Company’s Original Sponsor purchased an aggregate of 7,063,909 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Warrant, or $10,595,863 in the aggregate, in a private placement.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021, an affiliate of the Original Sponsor paid $25,000, to cover certain offering and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), which Founder Shares were subsequently transferred to the Original Sponsor for consideration of $25,000. On November 8, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect this. Up to 750,000 Founder Shares were subject to forfeiture by the Original Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On December 29, 2021, 377,585 Founder Shares were forfeited as a result of underwriter’s partial exercise of its over-allotment option. On January 27, 2022, the over-allotment option expired. As a result, the Founder Shares are no longer subject to forfeiture.

On and prior to July 10, 2024, the Company and the CIIG III entered into agreements (the “July 2024 Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem Class A ordinary shares at the Special Meeting at which a proposal to amend to the Company’s Memorandum and Articles of Association to effect an extension of time for the Company to consummate an initial business combination (the “The Third Extension Charter Amendment Proposal”) from July 8, 2024 to June 9, 2025 (the “The Third Extension”). The Non-Redemption Agreements provide for the allocation of 629,852 Founder Shares held by the CIIG III in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. The Company estimated the aggregate fair value of the Founder Shares attributable to the July 2024 Non-Redemption Agreements to be $2,813,549 or approximately $4.47 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from CIIG III in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and a finance cost in accordance with SAB Topic 5A.

Prior to the completion of the IPO, the Original Sponsor transferred 300,000 of Founder Shares to some of the Company’s directors and executives in recognition of and compensation for their future services to the Company. On July 11, 2023, the Company issued an aggregate of 275,000 Class A ordinary shares to certain of the Company’s directors and executives upon the conversion of an equal number of Founder Shares held by such directors and executives. On November 29, 2023, pursuant to a securities exchange agreement between the Original Sponsor and a director of the Company (the “Director”), the Original Sponsor assigned and transferred to the Director 25,000 of the Company’s Class A ordinary shares in exchange for the simultaneous transfer and assignment to the Original Sponsor by the Director of 25,000 Founder Shares. The assignment of the Founders Shares to the Company’s directors and advisors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 300,000 shares granted to the Company’s directors, and executives was $1,926,000 or $6.42 per share. The Founders Shares were effectively assigned to directors and executives subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. On December 2, 2024, the Company entered into the VenHub Business Combination Agreement. The VenHub Business Combination Agreement is subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.

The Original Sponsor agreed to certain transfer restrictions and performance conditionality on its Founder Shares:

●	50% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Original Sponsor shall not be transferred, assigned or sold except to certain permitted transferees until the completion of the initial Business combination;

●	25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Original Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $11.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination; and

●	25% of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof held by the Original Sponsor shall not be transferred, assigned or sold except to certain permitted transferees unless and until the last sale price of the ordinary shares equals or exceeds $13.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-tradingday period commencing at least 150 days after the initial Business Combination.

On May 31, 2024, the Original Sponsor transferred 3,533,191 Class A and 17,500 Class B Ordinary Shares to CIIG III as part of the terms of the 2024 Securities Assignment Agreement, described in Note 1.

In connection with the Transaction, the Lock-Up period definition in the Insider Letters were amended with the consent of the Company and the IPO underwriters. Pursuant to the Insider Letter with CIIG III, CIIG III and the Chief Executive Officer have agreed that, it or he shall not Transfer 50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof) until the completion of the Company’s initial Business Combination and 50% of the Founder Shares (or any Class A ordinary shares issuable upon conversion thereof shall not be transferred, assigned or sold except to permitted transferees unless and until the earlier to occur of (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination if the last sale price of the ordinary shares equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any30-tradingday period commencing at least 150 days after the Company’s initial Business Combination.

In connection with the Shareholder Meeting, the Company and CIIG III entered into non-redemption agreements with unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem (or validly rescind any redemption requests on) an aggregate of 1,679,608 Class A ordinary shares.

Promissory Note — Related Party

On February 19, 2021, the Original Sponsor agreed, under a promissory note, to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. Any loans under the promissory note are non-interest bearing, unsecured and have no fixed terms or repayment and can be repaid at any time. The loans under the initial promissory note were repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses.

In addition, the Company and the Original Sponsor entered into the following promissory notes:

●	On November 11, 2022, the OriginalSponsor agreed, under a separate promissory note, to loan the Company up to $500,000. This note is not interest bearing and it has to be repaid the date on which the Company consummates its initial business combination. This facility was fully drawn and outstanding as of December 31, 2024.

●	On June 27, 2023, the Original Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of December 31, 2024.

●	On August 17, 2023, the Original Sponsor agreed, under a separate promissory note, to loan the Company additional $100,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of December 31, 2024.

●	On August 17, 2023, the Original Sponsor agreed, under a separate promissory note, to loan the Company additional $250,000. This note is not interest bearing and it has to be repaid on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date on which the Company is liquidated. This facility was fully drawn and outstanding as of December 31, 2024.

●	On December 15, 2023, the Original Sponsor agreed, under a separate promissory note, to loan the Company additional $1,000,000. This note is not interest bearing and it has to be repaid on or before December 31, 2025. This facility was partially drawn and $701,000 was outstanding as of December 31, 2024.

●	On March 26, 2024, the Original Sponsor agreed, under a separate promissory note, to loan the Company additional amount of $80,000. This note is not interest bearing and it has to be repaid on or before December 31, 2025. The Company has drawn $54,250 under terms of this note as of December 31, 2024.

●	On May 14, 2024, the Original Sponsor agreed, under an additional promissory note, to loan the Company additional amount of $30,000. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination. This facility was fully drawn as of December 31, 2024.

●	On May 17, 2024, the Original Sponsor agreed, under an additional promissory note, to loan the Company additional amount of $300,000. This note is not interest bearing and it has to be repaid on the date on which the Company consummates its initial business combination. The Company has drawn $300,000 under terms of this note as of December 31, 2024.

Contribution Notes

In connection with the amendment of the Articles of June 2, 2023, the Contributor agreed to deposit into the Trust Account the June 2023 EGM Contributions for the maximum aggregate amount of $810,000. The June 2023 EGM Contributions are evidenced by anon-interest bearing, unsecured convertible promissory note to our Original Sponsor (the “June 2023 EGM Contribution Note”) and will be repayable by the Company upon consummation of a Business Combination. The amount of $630,015 was drawn and contributed to the Trust Account and was outstanding under the June 2023 EGM Contribution Note as of December 31, 2024 and 2023.

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

In connection with the Second Extension, the Contributor agreed to deposit into the Trust Account the December 2023 EGM Contributions for the maximum aggregate amount of $975,000. The December 2023 EGM Contributions are evidenced by the December 2023 EGM Contribution Note and will be repayable by the Company upon consummation of a Business Combination. As of December 31, 2024 and 2023, $435,000 and $0, respectively, was drawn and contributed to the Trust Account and was outstanding under the December 2023 EGM Contribution Note, respectively.

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

2024 Securities Assignment Agreement

Pursuant to the Assignment Agreement, CIIG III agreed to reduce to zero any remaining balance of the promissory notes issued to the Company on November 11, 2022, June 27, 2023, August 17, 2023, December 15, 2023, and January 9, 2024, and the contribution notes issued to the Company on June 2, 2023 and January 9, 2024 in excess of $1,550,000 and have the $1,550,000 balance of the promissory notes and contribution notes paid as part of the Reimbursement so long as the inclusion of such balance does not result in the aggregate amount of Legacy Expenses exceeding $1,550,000. The residual amount of promissory notes to the Original Sponsor as of December 31, 2024 is $1,302,581, which is reflected in the Company’s consolidated balance sheet.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on a non-interest basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans.

In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Fee

The Company paid the Original Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2024 and 2023, the Company had accrued $313,951 and $247,419, respectively, for the administrative support services. According to the terms of the Assignment Agreement the administrative services agreement was terminated and the amount of the administrative fees previously incurred by the Company and outstanding was reduced to the amount of $247,419 which is included in the amount due to related party in the Company’s consolidated balance sheet as of December 31, 2024, and which is expected to be paid at the completion of Business Combination.

Advances from CIIG III

Subsequent to the date of the Securities Assignment Agreement, CIIG III paid certain operating expenses of the Company. A total of such payments amounted to $516,140, which is included in the due to related party in the Company’s consolidated balance sheet as of December 31, 2024.

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

Termination Clause of Business Combination Agreement between the Company and Venhub

VenHub shall pay or cause to be paid $750,000 to the Company or its designees through wire transfer of same-day funds within two Business Days in the event the Business Combination Agreement is terminated under certain circumstances, as described further in the Business Combination Agreement

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 5,347,415 Class A ordinary shares outstanding (excluding 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption which have been issued).

On July 11, 2023, the Company issued an aggregate of 5,347,415 Class A ordinary shares to the Original Sponsor and certain directors and officers of the Company (each, a “Holder”, together the “Holders”), upon the conversion (the “Conversion”) of an equal number of the Company’s Class B ordinary shares held by the Holders.

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

On November 29, 2023, pursuant to a securities exchange agreement between the Original Sponsor and the Director, the Original Sponsor assigned and transferred to the Director 25,000 of our Class A ordinary shares in exchange for the simultaneous transfer and assignment to our Original Sponsor by the Director of 25,000 Class B ordinary shares of the Company.

As of December 31, 2024 and 2023, there were 7,128,431 and 9,281,635 Class A ordinary shares outstanding (including 1,781,016 and 3,934,220 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2024 and 2023, there were 25,000 Class B ordinary shares outstanding, respectively.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Original Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder hares will never occur on a less than one-for-one basis.

Warrants— Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

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

Redemption of public warrants

Once the warrants become exercisable, the Company may redeem the public warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Original Sponsor or its affiliates, without taking into account any Founder Shares held by the Original Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2024	December 31, 2023
Business combination expenses	$2,707,274	$286,379
Other general and administrative expenses	$1,256,272	$1,874,646
Total general and administrative expenses	$3,963,546	$2,161,025
Interest income on cash and investment held in Trust Account	$1,388,409	$5,719,743

The key measures of segment profit or loss reviewed by our CODM are interest income on investment held in Trust Account and general and administrative expenses. The CODM reviews interest income on investment held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of interest income on investment held in Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In the first quarter of 2025, the Company announced three additional monthly extensions to the Articles Extension Date which provides the Company through April 9, 2025 to consummate a business combination, unless further extended. On April 7, 2025, the Company announced an additional monthly extension through May 9, 2025.

On February 21, 2025, the Company commenced litigation in the Delaware Court of Chancery (the “Chancery Court”) C.A. No. 2025-0191-BWD against VenHub seeking a temporary restraining order to enjoin VenHub from terminating and taking any action contrary to the terms of the Business Combination Agreement and specific performance compelling VenHub to comply with the terms of the Business Combination Agreement. On March 12, 2025, the Chancery Court granted the Company’s request for a temporary restraining order enjoining VenHub from terminating the Business Combination Agreement during the pendency of the action. This is not a final decision on the merits of the case, but rather an order to ensure irrevocable actions do not take place before the Chancery Court renders a final decision on the merits. As a result of the temporary restraining order, the Business Combination Agreement remains in full force and effect.

On March 12, 2025 the Chancery Court also granted the Company’s request to expedite the proceedings and scheduled trial for May 2025. On March 28, 2025 the Court entered a Stipulation and Order Governing Case Schedule and scheduled a Pre-Trial Conference for May 14, 2025. On April 4, 2025, the parties signed a Settlement Term Sheet agreeing to a settlement in principle of the litigation. On April 7, 2025, the parties notified the Court that they had reached a settlement in principle and the Court, at the parties’ request, struck all pending deadlines and the trial date. As a result, the litigation remains pending but is stayed while the parties finalize the settlement. If the parties are unable to agree on final settlement documentation, the litigation would resume pursuant to a new schedule and trial date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2025.

TARGET GLOBAL ACQUISITION I CORP.

By:	/s/ Michael Minnick
Name: Michael Minnick
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name	Position	Date

/s/ Michael Minnick	Chief Executive Officer	April 17, 2025
Michael Minnick	(Principal Executive Officer)

/s/ Heiko Dimmerling	Chief Financial Officer and Director	April 17, 2025
Heiko Dimmerling	(Principal Financial and Accounting Officer)

/s/ Jeffrey Clarke	Director	April 17, 2025
Jeffrey Clarke

/s/ Gerhard Cromme	Chairman and Director	April 17, 2025
Gerhard Cromme

/s/ Sigal Regev	Director	April 17, 2025
Sigal Regev

/s/ Lars Hinrichs	Director	April 17, 2025
Lars Hinrichs

/s/ Michael Abbott	Director	April 17, 2025
Michael Abbott